Form 10-Q
period 1993-12-31
GENEVA STEEL
filed 1994-02-14
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                            Commission File #1-10459

                              GENEVA STEEL COMPANY
             (Exact name of registrant as specified in its charter)

             UTAH                               93-0942346
   (State of Incorporation)         (I.R.S. Employer Identification No.)


                              10 South Geneva Road
                                 Vineyard, Utah
                    (Address of principal executive offices)

                                     84058
                                   (Zip Code)

Registrant's telephone number, including area code:  (801) 227-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No
                              -----              -----

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

   12,968,933 and 21,539,688 shares of Class A and Class B common stock, respectively, outstanding as of February 9, 1994.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS

                                                                      December 31,             September 30,
                                                                          1993                     1993
                                                                      ------------             ------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                              $ 16,130                 $ 64,267
  Accounts receivable, net                                                 52,114                   46,257
  Inventories                                                              65,346                   63,230
  Prepaid expenses and other                                                5,177                    1,426
  Deferred income taxes                                                     5,823                     --
                                                                         --------                ---------
    Total current assets                                                  144,590                  175,180
                                                                         --------                 --------
Property, plant and equipment:
  Land                                                                      1,931                    1,931
  Buildings                                                                 3,725                    3,725
  Machinery and equipment                                                 416,073                  369,490
  Mineral property and development costs                                    8,425                    8,425
                                                                         --------                 --------
                                                                          430,154                  383,571
  Less accumulated depreciation                                           (74,623)                 (68,981)
                                                                         --------                 --------
    Net property, plant and equipment                                     355,531                  314,590
                                                                         --------                 --------
Other assets                                                                8,215                    8,614
                                                                         --------                 --------
                                                                         $508,336                 $498,384
                                                                         ========                 ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31,             September 30,
                                                                          1993                      1993
                                                                       ------------             ------------
                                                                       (Unaudited)
Current liabilities:
  Accounts payable                                                       $ 45,056                 $ 52,982
  Accrued payroll and related taxes                                        11,127                    8,578
  Accrued liabilities                                                      12,831                   11,810
  Production prepayments                                                   10,000                   10,000
  Accrued interest payable                                                  7,816                    1,533
  Accrued pension and profit sharing costs                                  1,322                    1,110
                                                                         --------                 --------
       Total current liabilities                                           88,152                   86,013
                                                                         --------                 --------
Long-term debt                                                            224,991                  224,991
                                                                         --------                 --------
Deferred income taxes                                                      21,528                   15,619
                                                                         --------                 --------
Redeemable preferred stock                                                 37,665                   35,986
                                                                         --------                 --------
Stockholders' equity:
  Preferred stock                                                            --                       --
  Common stock:
    Class A                                                                86,264                   86,094
    Class B                                                                11,770                   11,929
  Warrants to purchase Class A common stock                                 5,360                    5,360
  Retained earnings                                                        52,573                   52,542
  Class A common stock held in treasury, at cost                          (19,967)                 (20,150)
                                                                         --------                 --------
       Total stockholders' equity                                         136,000                  135,775
                                                                         --------                 --------
                                                                         $508,336                 $498,384
                                                                         ========                 ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                         CONDENSED STATEMENTS OF INCOME
                 THREE MONTHS ENDED DECEMBER 31, 1993 and 1992
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                                           1993                     1992
                                                                         --------                 --------
Net sales                                                                $127,099                 $101,149
Cost of sales                                                             115,626                   99,468
                                                                         --------                 --------
  Gross margin                                                             11,473                    1,681
Selling, general and administrative expenses                                5,682                    4,635
                                                                         --------                 --------
  Income (loss) from operations                                             5,791                   (2,954)
                                                                         --------                 --------
Other income (expense):
  Interest and other income                                                   433                       70
  Interest expense                                                         (3,472)                  (3,570)
                                                                         --------                 --------
                                                                           (3,039)                  (3,500)
                                                                         --------                 --------
Net income (loss) before provision (benefit) for income taxes               2,752                   (6,454)
Provision (benefit) for income taxes                                        1,042                   (2,517)
                                                                         --------                 --------
Net income (loss)                                                           1,710                   (3,937)
Less redeemable preferred stock dividends and accretion for
  original issue discount                                                   1,679                     --
                                                                         --------                ---------
Net income (loss) applicable to common shares                            $     31                 $ (3,937)
                                                                         ========                 ========
Net income (loss) per common share                                       $   .002                 $   (.26)
                                                                         ========                 ========
Weighted average shares outstanding                                        15,095                   15,036
                                                                         ========                 ========





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (Dollars in thousands)

                                  (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                                           1993                     1992
                                                                         --------                 --------
Cash flows from operating activities:
  Net income (loss)                                                      $  1,710                 $ (3,937)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                           6,128                    5,408
    Deferred income taxes                                                      86                    2,634
    (Increase) decrease in current assets--
       Accounts receivable, net                                            (5,857)                   2,842
       Inventories                                                         (2,116)                  (3,020)
       Income taxes receivable                                               --                       (953)
       Prepaid expenses and other                                          (3,751)                     933
    Increase (decrease) in current liabilities--
       Accounts payable                                                    (7,926)                  (1,501)
       Accrued payroll and related taxes                                    2,549                    1,940
       Accrued liabilities                                                  1,021                   (1,075)
       Production prepayments                                                --                      2,389
       Accrued interest payable                                             6,283                    4,514
       Accrued pension and profit sharing costs                               212                       14
                                                                         --------                 --------
  Net cash provided by (used for) operating activities                     (1,661)                  10,188
                                                                         --------                 --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                              (46,583)                 (10,356)
                                                                         --------                 --------
  Net cash used for investing activities                                 $(46,583)                $(10,356)
                                                                         --------                 --------





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                 THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (Dollars in thousands)

                                  (Unaudited)


                                                                           1993                     1992
                                                                         --------                 --------
Cash flows from financing activities:
  Proceeds from long-term debt                                          $    --                   $109,469
  Payments on long-term debt                                                 --                   (118,127)
  Payments for deferred loan costs                                            (88)                     (57)
  Bank overdraft                                                             --                      5,647
  Issuance of Class A common stock to employee savings plan                   195                      114
                                                                         --------                 --------
  Net cash provided by (used for) financing activities                        107                   (2,954)
                                                                         --------                 --------
Net decrease in cash and cash equivalents                                 (48,137)                  (3,122)
Cash and cash equivalents at beginning of period                           64,267                    3,122
                                                                         --------                 --------
Cash and cash equivalents at end of period                               $ 16,130                 $   --
                                                                         ========                 ========


Supplemental schedule of noncash financing activities:

  For the three months ended December 31, 1993, the Company increased the redeemable preferred stock liquidation preference by $1,508 in lieu of paying a cash dividend. In addition, for the same period, redeemable preferred stock was increased by $171 for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                 (Unaudited)

- -------------------------------------------------------------------------------
(1)      INTERIM FINANCIAL STATEMENTS

     The accompanying condensed financial statements of Geneva Steel Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements as of December 31, 1993 and for the three-month periods ended December 31, 1993 and 1992, reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations as of such dates and for such periods.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2)      INVENTORIES

     Inventories are comprised of the following components:

                                                                     December 31,           September 30,
                                                                         1993                   1993
                                                                      --------                --------
     Raw materials                                                     $26,918                 $20,138
     Semi-finished and finished goods                                   29,783                  34,462
     Operating materials                                                 8,645                   8,630
                                                                       -------                 -------
                                                                       $65,346                 $63,230
                                                                       =======                 =======


(3)      NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is calculated based upon the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of warrants and options to purchase Class A common stock which have a dilutive effect when applying the treasury stock method. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding as the Class B common stock is convertible to Class A common stock at this same rate.

     The net income (loss) for the three month period ended December 31, 1993 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." SFAS No. 109 supersedes SFAS No. 96. Effective October 1, 1993, the Company adopted SFAS No. 109. The Company previously adopted SFAS No. 96, and therefore, the impact of adopting SFAS No. 109 did not have a significant impact on the Company's financial statements. In accordance with the provisions of SFAS No. 109, as of December 31, 1993, the Company reclassified current deferred tax items of $5,823 to a current deferred tax asset in the accompanying financial statements. These items were netted against deferred income tax liabilities in previous periods. As of December 31, 1993, the realizability of the deferred tax assets requires no valuation allowance.

     The components of and the changes in the net deferred tax assets and liabilities for the period ended December 31, 1993 are as follows:

                                                           Deferred
                                          October 1,       (Expense)     December 31,
                                            1993            Benefit         1993
                                            -----           -------         -----
Deferred tax assets:
    Inventory costs capitalized          $ 4,351         $  168            $ 4,519
    Alternative minimum tax credit
     carryforward                          4,134          1,804              5,938
    Accrued vacation                       1,723            (85)             1,638
    Allowance for doubtful accounts          930           (182)               748
    General business credits               1,810            419              2,229
    Other                                    109             30                139
                                         -------         ------            -------
Total deferred tax assets                 13,057          2,154             15,211
                                         -------         ------            -------
Deferred tax liabilities:
    Accelerated depreciation             (22,976)        (1,878)           (24,854)
    Mineral property development
     costs                                (1,792)          (361)            (2,153)
    Operating materials                   (3,305)            (6)            (3,311)
    Other                                   (603)             5               (598)
                                         -------         ------            -------
Total deferred tax liabilities           (28,676)        (2,240)           (30,916)
                                         -------         ------            -------
Net deferred tax liability               $15,619         $  (86)           $15,705
                                         -------         ------            -------


(5)      PUBLIC DEBT OFFERING

        On February 1, 1994, the Company completed a public offering of $190 million aggregate principal amount of 9 1/2% senior notes (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes mature in 2004, are unsecured and require interest payments semi-annually on January 15 and July 15. On or after January 15, 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums plus accrued interest. In the event of a change of control, the Company must offer to purchase all 9 1/2% Senior Notes then outstanding at a premium plus accrued interest. The 9 1/2% Senior Notes were issued under an indenture dated as of January 15, 1994 between the Company and Bankers Trust Company, as trustee, and are governed by the terms and conditions contained therein. The net proceeds from the offering will be used to repay an aggregate of approximately $90 million principal amount of privately-placed senior and subordinated term debt bearing a weighted average interest rate of 11.24%, plus contractual prepayment premiums and accrued interest. The balance of the net proceeds will be used for capital expenditures and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated with respect to the
Company:


                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                  --------------------------------
                                                                                  1993                        1992
                                                                                  -----                      -----
Net sales                                                                         100.0%                     100.0%
Cost of sales                                                                      90.9                       98.3
                                                                                  -----                      -----
Gross margin                                                                        9.1                        1.7
Selling, general and administrative expenses                                        4.5                        4.6
                                                                                  -----                      -----
Income (loss) from operations                                                       4.6                       (2.9)
                                                                                  -----                      -----
Other income (expense):
 Interest and other income                                                          0.3                        0.1
 Interest expense                                                                  (2.7)                      (3.6)
                                                                                  -----                      -----
                                                                                   (2.4)                      (3.5)
                                                                                  -----                      -----
Income (loss) before provision (benefit) for income taxes                           2.2                       (6.4)
Provision (benefit) for income taxes                                                0.8                       (2.5)
                                                                                  -----                      -----
Net income (loss)                                                                   1.4%                      (3.9)%
                                                                                  =====                      =====


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated with respect to the Company:

                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                   -------------------------------
                                                                                   1993                       1992
                                                                                   ----                       ----
Sheet                                                                              64.3%                      49.8%
Plate                                                                              25.5                       33.2
Pipe                                                                                6.9                       13.8
Non-Steel                                                                           3.3                        3.2
                                                                                  -----                      -----
                                                                                  100.0%                     100.0%
                                                                                  =====                      =====

THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1992

         The steel industry is cyclical in nature and generally characterized by overcapacity. Beginning late in fiscal year 1989 and continuing through December 1992, the industry experienced declining prices due to, among other things, reduced demand for steel products and significant price competition. Since early calendar year 1993, the industry has experienced increasing steel prices resulting from increased demand. In the first quarter of calendar year 1993, the Company announced three separate price increases, each in the amount of $10 to $20 per ton for various steel products. In addition, various producers have recently announced price increases effective in 1994 which the Company intends to follow as justified by market conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. Geneva believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price decreases and increases more quickly than many of its competitors. Industry experience has shown, however, that announced price increases may not be immediately realized, if at all, due to the competitive environment within the industry.

         The Company has phased in price increases as new orders have been accepted, subject to adjustments as necessary in response to market conditions. Price increases and other favorable developments, including reductions in steel imports resulting from certain of the United States trade cases, increases in customer orders, and reduced operating costs associated with completed modernization projects, resulted in improved operating results for the past three fiscal quarters. Notwithstanding these factors, there can be no assurance that the Company will be able to maintain profitable operations.

         Net sales increased 25.7% on increased shipments of approximately 49,600 tons, or 14.7%, for the three months ended December 31, 1993 as compared to the same quarter of the previous fiscal year. The increased sales resulted from higher shipments and increased average selling prices. The weighted average sales price (net of transportation costs) per ton of sheet, plate and pipe products increased in the three months ended December 31, 1993 compared to the same quarter of the previous fiscal year by 19.4%, 6.7% and 2.0%, respectively. The overall average selling price realization per ton increased between the periods; however, this increase was offset, in part, by a shift in product mix to lower priced sheet products from higher priced plate and pipe products. Shipped tonnage of sheet increased approximately 70,700 tons or 35.9%, while shipped tonnage of plate and pipe decreased approximately 9,800 tons or 9.6% and 14,000 tons or 38.4%, respectively, between the two periods.

         During the first quarter of fiscal year 1994, the Company increased its percentage of sheet products sold. Although this shift in product mix involved increased shipments of lower priced sheet products outside of the western market at higher transportation costs, such shift improved the Company's operating margin as a result of higher throughput efficiencies. In the second quarter of fiscal year 1994, the Company will suspend production of certain plate products for approximately three months while upgrades to various processing equipment are implemented.
During this period, the Company will further increase production of sheet products.

         Cost of sales includes raw materials, labor costs, energy costs (consisting primarily of oxygen, electricity and natural gas), depreciation, and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 90.9% for the three months ended December 31, 1993 from 98.3% for the same quarter of the previous fiscal year primarily as a result of higher average selling prices. The average cost of sales per ton shipped increased approximately $4 per ton between the two periods. Costs increased as a result of production disruptions associated with modernization and other capital projects, an equipment failure that temporarily interrupted operation of one of the Company's blast furnaces, increased depreciation expense resulting from additional capital expenditures, increased wages and benefits as required by the union labor agreement, increased coke costs as a result of purchasing coke to supplement internal coke production, increased costs of purchased scrap and increases in certain other operating costs. These increased costs were offset, in part, by a shift in product mix to lower cost sheet products.

         The Company expects that certain operating costs will increase in future periods. For example, the Company's consumption of purchased coke will be higher, thereby increasing the Company's average cost of coke used in the manufacturing process. The Company currently purchases its iron ore pellets and a portion of its high volatile coal under long-term contracts that expire in fiscal year 1994. As the Company renews or replaces these contracts, the cost of these raw materials may increase. In addition, labor costs are expected to be higher due to wage increases and, in certain periods, due to the implementation of the Company's performance dividend plan. Notwithstanding these increases, the Company expects to realize significant operating cost savings as remaining projects included in the modernization program are implemented.

         Depreciation costs included in cost of sales increased approximately $0.5 million in the three months ended December 31, 1993 compared with the same quarter of the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase substantially as the various capital improvements contemplated by the Company's capital maintenance and modernization program become operational.

         Selling, general and administrative expenses for the three months ended December 31, 1993 increased approximately $1.0 million as compared to the same quarter of the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries and increased outside services.
The Company expects that wages and salaries will continue to increase in fiscal year 1994 primarily due to the implementation of the Company's performance dividend plan.

         Interest expense decreased approximately $0.1 million during the three months ended December 31, 1993 as compared to the same quarter of the previous fiscal year. This decrease was due to an increase in interest capitalized offset, in part, by higher levels of borrowing during the first quarter of fiscal year 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the last three years principally from the incurrence of additional long-term indebtedness and cash provided by operations.

         In April 1992, the Company obtained its existing revolving credit facility in the amount of $50 million from a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"), for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility is secured by the Company's inventories, accounts receivable, certain general intangibles and proceeds thereof, and expires on February 28, 1995. At such time, management believes it will be necessary to obtain new or replacement credit arrangements. The Company recently entered into an amendment with the lenders under the Revolving Credit Facility pursuant to which the Company currently has access to $25 million in borrowings under such facility. The Company's ability to borrow funds in excess of $25 million under the Revolving Credit Facility is subject to certain conditions contained in the amendment. Moreover, the Company's access to any borrowings under the Revolving Credit Facility is subject to compliance with various other financial covenants and tests contained therein. The indentures governing the Company's 11 1/8% senior notes (the "11 1/8% Senior Notes") and its recently issued 9 1/2% senior notes (the "9 1/2% Senior Notes'' and, together with the 11 1/8% Senior Notes, the "Senior Notes") also contain certain restrictions on the Company's ability to borrow additional funds.

         On February 1, 1994, the Company completed a public offering of $190 million aggregate principal amount of 9 1/2% Senior Notes (the "Public Offering"). The 9 1/2% Senior Notes mature in 2004, are unsecured and require interest payments semi-annually on January 15 and July 15. On or after January 15, 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums plus accrued interest. In the event of a change of control, the Company must offer to purchase all 9 1/2% Senior Notes then outstanding at a premium plus accrued interest. The 9 1/2% Senior Notes were issued under an indenture dated as of January 15, 1994 between the Company and Bankers Trust Company, as trustee, and are governed by the terms and conditions contained therein. The net proceeds from the offering will be used to repay an aggregate of approximately $90 million principal amount of privately-placed senior and subordinated term debt bearing a weighted average interest rate of 11.24% (the "Private Debt"), plus contractual prepayment premiums and accrued interest. The balance of the net proceeds will be used for capital expenditures and general corporate purposes.

         The Public Offering was undertaken to replace the Private Debt with a portion of the 9 1/2% Senior Notes, which notes have a lower interest rate and a longer maturity. The Public Offering was also undertaken to improve the Company's liquidity and financial flexibility by increasing significantly the amount of cash on hand, by increasing access under the Revolving Credit Facility and by eliminating near term principal sinking fund requirements contained in the Private Debt. Prior to consummation of the Public Offering, the Private Debt had limited the Company's access under the Revolving Credit Facility or otherwise to a total of $20 million in borrowings.

         The debt instruments governing the Revolving Credit Facility and the Senior Notes contain cross default or acceleration and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among other things, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a leverage ratio maintenance requirement, an interest coverage requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and a limitation on liens. The Company has from time to time entered into amendments relaxing certain of the covenants and tests contained in the Revolving Credit Facility and may be required to seek additional amendments in the future.

         Besides these financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash provided by (used for) operating activities was $(1.7) million for the first quarter of fiscal year 1994 compared with $10.2 million for the same quarter of the previous fiscal year. The $1.7 million used for operating activities during the three months ended December 31, 1993 included approximately $11.7 million resulting from an increase in current assets substantially offset by net income and depreciation and amortization of approximately $7.8 million.

         The Company expects its modernization program and capital maintenance and other expenditures to require significant cash resources over the next several years. Modernization program expenditures were approximately $269 million from the inception of the program through December 31, 1993. The modernization program currently provides for capital expenditures totaling approximately $118 million during fiscal years 1994 and 1995, including approximately $33 million spent during the first quarter of fiscal year 1994. In addition, the Company has budgeted approximately $60 million for capital maintenance and other projects during these years. As a result of the Public Offering and other factors, however, the Company may increase its capital spending during these years as other capital projects are evaluated and undertaken.

         Given the additional liquidity, improved access under the Revolving Credit Facility and resulting financial flexibility associated with the Public Offering, the Company is pursuing the rolling mill finishing stand improvements, the final remaining project included in the modernization program. These improvements are expected to be completed in June 1995. The Company will continue to incur substantial capital expenditures after completion of the modernization program. Moreover, the Company may also pursue other capital projects in addition to those presently included in the Company's capital budget. There can be no assurance that the costs of modernization or capital maintenance and other projects will not exceed those currently anticipated by the Company.

        The Company will be required to make substantial interest and dividend payments on the Senior Notes, the redeemable preferred stock (or the debentures exchangeable therefor), and any outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the expected and future capital expenditures and other working capital needs. The Company's annual debt interest expense on currently outstanding amounts will be approximately $33 million and its annual redeemable preferred stock dividends will be approximately $6 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. As of February 1, 1994, the Company had approximately $90 million in cash and cash equivalents. Although the Company believes that the cash and cash equivalents on hand, together with anticipated cash from future operations and potential borrowings under the Revolving Credit Facility, will provide sufficient liquidity for the Company to meet its debt service requirements and to complete the remaining modernization and planned capital maintenance and other projects, there can be no assurance that these sources will be adequate to fund completion of these projects. The Company continues to focus on cost control, revenue enhancement and cash flow management.

         The Company is nearing completion of the continuous casting facility and related improvements. Although the Company has implemented measures designed to minimize production interruptions and start-up difficulties, there can be no assurance that such conditions will not occur as the continuous caster becomes operational or that the start-up phase will not extend beyond the anticipated six-month period. Moreover, the Company anticipates that in any event it will temporarily incur significant start-up and transition costs as the remaining projects included in the modernization program are completed and implemented.

         The short-term and long-term liquidity of the Company is dependent upon several factors, including the Company's ongoing operations, availability of financing, foreign currency fluctuations, competitive and market forces, modernization and environmental expenditures and general economic conditions. Similarly, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Consequently, there can be no assurance that the Company will have sufficient resources to fund all of its planned and future modernization requirements and capital maintenance and other projects or to satisfy other working capital and cash needs. In such event, the Company intends to pursue alternative financing strategies, which may include additional borrowings or the sale of equity securities. Should the Company determine to proceed with any such financing strategies in the future, there can be no assurance that the Company can obtain any consents or approvals that may be required from existing lenders or stockholders or that such financing could be consummated on terms favorable to the Company or at all.

         Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.        OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On December 17, 1993, the Company received a copy of a Schedule 13-G filed with the Securities and Exchange Commission by FMR Corp. reporting its beneficial ownership of 1,372,900 shares of the Company's Class A common stock. Such shares include 566,000 shares subject to presently exercisable warrants, and represent 10.22% of the outstanding Class A common stock, based on 12,871,145 shares outstanding as of December 31, 1993. FMR Corp. is the parent holding company of Fidelity Management & Research Company, which has the power to direct the disposition of the shares in its capacity as investment adviser to several investment companies, none of which are known to hold more than 5% of the outstanding Class A Common Stock. The foregoing information should be read in conjunction with the information relating to security ownership of certain beneficial owners and management contained in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

            Exhibit                                                                   Filed
            Number                                    Exhibit                        Herewith
            ------                                    -------                        --------
          4                Indenture dated as of January 15,
                           1994 between the Company and
                           Bankers Trust Company, as Trustee,
                           including a form of 9 1/2% Senior
                           Note due 2004.                                            X

          10               Amendment dated as of January 21,
                           1994 to the Revolving Credit
                           Agreement.                                                X

         (b)    Reports on Form 8-K.

         The Company filed a report on Form 8-K on December 3, 1993, reporting three material contracts, including (i) an agreement for the sale and purchase of coke, (ii) an amendment to the Revolving Credit Facility, and (iii) an amendment to the Company's collective bargaining agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENEVA STEEL COMPANY



                                        By: /s/ Dennis L. Wanlass
                                            ------------------------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer



Dated:  February 14, 1994