Form 10-Q
period 1994-03-31
GENEVA STEEL
filed 1994-05-02
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1994

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

                          Yes   X             No
                              _____              _____

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

   13,007,599 and 21,339,688 shares of Class A and Class B common stock, respectively, outstanding as of April 25, 1994.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS

                                                                   March 31,          September 30,
                                                                      1994                1993
                                                                   ---------          ------------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 55,013                 $ 64,267
  Accounts receivable, net                                             38,767                   46,257
  Inventories                                                          68,417                   63,230
  Prepaid expenses and other                                            7,611                    1,426
  Deferred income taxes                                                 6,555                     --
                                                                     --------                ---------
    Total current assets                                              176,363                  175,180
                                                                     --------                 --------

Property, plant and equipment:
  Land                                                                  1,931                    1,931
  Buildings                                                             3,725                    3,725
  Machinery and equipment                                             468,006                  369,490
  Mineral property and development
    costs                                                               8,425                    8,425
                                                                     --------                 --------
                                                                      482,087                  383,571
  Less accumulated depreciation                                       (80,240)                 (68,981)
                                                                     --------                 --------
    Net property, plant and equipment                                 401,847                  314,590
                                                                     --------                 --------

Other assets                                                           11,441                    8,614
                                                                     --------                 --------
                                                                     $589,651                 $498,384
                                                                     ========                 ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         March 31,               September 30,
                                                                           1994                       1993
                                                                        ---------                   ---------
                                                                       (Unaudited)
Current liabilities:
  Accounts payable                                                       $ 52,528                 $ 52,982
  Accrued payroll and related taxes                                         9,819                    8,578
  Accrued liabilities                                                      13,463                   11,810
  Production prepayments                                                   10,000                   10,000
  Accrued interest payable                                                  3,668                    1,533
  Accrued pension and profit
    sharing costs                                                           1,263                    1,110
                                                                         --------                 --------
       Total current liabilities                                           90,741                   86,013
                                                                         --------                 --------


Long-term debt                                                            325,000                  224,991
                                                                         --------                 --------

Deferred income taxes                                                      13,712                   15,619
                                                                         --------                 --------

Redeemable preferred stock                                                 39,398                   35,986
                                                                         --------                 --------

Stockholders' equity:
  Preferred stock                                                            --                       --
  Common stock:
    Class A                                                                86,765                   86,094
    Class B                                                                11,266                   11,929
  Warrants to purchase Class A
    common stock                                                            5,360                    5,360
  Retained earnings                                                        36,902                   52,542
  Class A common stock held in
    treasury, at cost                                                     (19,493)                 (20,150)
                                                                         --------                 --------
       Total stockholders' equity                                         120,800                  135,775
                                                                         --------                 --------
                                                                         $589,651                 $498,384
                                                                         ========                 ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                         CONDENSED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1994 and 1993
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                                           1994                     1993
                                                                         --------                 --------
Net sales                                                                $121,115                 $115,542
Cost of sales                                                             119,216                  113,840
                                                                         --------                 --------

  Gross margin                                                              1,899                    1,702

Selling, general and administrative
  expenses                                                                  5,644                    4,914
                                                                         --------                 --------

  Loss from operations                                                     (3,745)                  (3,212)
                                                                         --------                 --------

Other income (expense):
  Interest and other income                                                   707                      198
  Interest expense                                                         (4,515)                  (4,475)
                                                                         --------                 --------

                                                                           (3,808)                  (4,277)
                                                                         --------                 --------
Loss before benefit for income taxes and
  extraordinary item                                                       (7,553)                  (7,489)

Benefit for income taxes                                                   (2,873)                  (2,921)
                                                                         --------                 --------

Loss before extraordinary item                                             (4,680)                  (4,568)

Loss on early extinguishment of debt (net
  of benefit for income taxes of $5,675)                                    9,258                     --
                                                                         --------                 --------

Net loss                                                                  (13,938)                  (4,568)

Less redeemable preferred stock
  dividends and accretion for
  original issue discount                                                   1,733                      261
                                                                         --------                 --------

Net loss applicable to common shares                                     $(15,671)                $ (4,829)
                                                                         ========                 ========

Loss per common share before
  extraordinary item                                                     $   (.43)                $   (.32)

Extraordinary item per common share                                          (.61)                    --
                                                                         --------                ---------

Net loss per common share                                                $  (1.04)                $   (.32)
                                                                         ========                 ========

Weighted average shares outstanding                                        15,121                   15,053
                                                                         ========                 ========


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             GENEVA STEEL COMPANY
                         CONDENSED STATEMENTS OF INCOME
                    SIX MONTHS ENDED MARCH 31, 1994 and 1993
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                                           1994                     1993
                                                                         --------                 --------
Net sales                                                                $248,214                 $216,691
Cost of sales                                                             234,842                  213,308
                                                                         --------                 --------

  Gross margin                                                             13,372                    3,383

Selling, general and administrative
  expenses                                                                 11,326                    9,549
                                                                         --------                 --------

  Income (loss) from operations                                             2,046                   (6,166)
                                                                         --------                 --------

Other income (expense):
  Interest and other income                                                 1,140                      268
  Interest expense                                                         (7,987)                  (8,045)
                                                                         --------                 --------

                                                                           (6,847)                  (7,777)
                                                                         --------                 --------
Loss before benefit for income taxes and
  extraordinary item                                                       (4,801)                 (13,943)

Benefit for income taxes                                                   (1,831)                  (5,438)
                                                                         --------                 --------

Loss before extraordinary item                                             (2,970)                  (8,505)

Loss on early extinguishment of debt (net
  of benefit for income taxes of $5,675)                                    9,258                     --
                                                                         --------                ---------

Net loss                                                                  (12,228)                  (8,505)

Less redeemable preferred stock dividends
  and accretion for original issue discount                                 3,412                      261
                                                                         --------                 --------

Net loss applicable to common shares                                     $(15,640)                $ (8,766)
                                                                         ========                 ========

Loss per common share before
  extraordinary item                                                     $   (.43)                $   (.58)

Extraordinary item per common share                                          (.61)                    --
                                                                         --------                 --------

Net loss per common share                                                $  (1.04)                $   (.58)
                                                                         ========                 ========

Weighted average shares outstanding                                        15,108                   15,045
                                                                         ========                 ========



          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             GENEVA STEEL COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                                          1994                        1993
                                                                        --------                    --------
Cash flows from operating activities:
  Net loss                                                               $(12,228)                 $(8,505)
  Adjustments to reconcile net
    loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                                          13,978                   11,807
    Deferred income taxes                                                  (8,462)                   4,560
    Loss on sale of Equipment                                                  44                    --
    (Increase) decrease in current
         assets--
       Accounts receivable, net                                             7,490                    2,348
       Inventories                                                         (5,187)                  (2,125)
       Income taxes receivable                                               --                     11,186
       Prepaid expenses and other                                          (6,185)                   1,381
    Increase (decrease) in current
         liabilities--
       Accounts payable                                                      (454)                  10,870
       Accrued payroll and related taxes                                    1,241                      768
       Accrued liabilities                                                  1,653                     (109)
       Production prepayments                                                --                      4,001
       Accrued interest payable                                             2,135                      (34)
       Accrued pension and profit
       sharing costs                                                          153                       34
                                                                         --------                 --------

  Net cash provided by (used for)
       operating activities                                                (5,822)                  36,182
                                                                         --------                 --------

Cash flows from investing activities:
  Purchases of property, plant
    and equipment                                                         (98,704)                 (21,591)
  Proceeds from sale of property, plant
    and equipment                                                              40                    --
                                                                         --------                ---------

  Net cash used for investing activities                                 $(98,664)                $(21,591)
                                                                         --------                 --------





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             GENEVA STEEL COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                   SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)

                                                                           1994                     1993
                                                                         --------                 --------
Cash flows from financing activities:
  Proceeds from long-term debt                                           $190,000                 $325,313
  Payments on long-term debt                                              (89,991)                (278,504)
  Proceeds from issuance of redeemable
    preferred stock, net of offering costs                                   --                     32,521
  Proceeds from issuance of warrants to purchase
    common stock, net of offering costs                                      --                      5,360
  Payments for deferred loan costs                                         (5,443)                  (6,011)
  Proceeds from exercise of options to purchase
    Class A common stock                                                      274                      --
  Issuance of Class A common stock to
    employee savings plan                                                     392                      289
                                                                         --------                 --------

  Net cash provided by financing activities                                95,232                   78,968
                                                                         --------                 --------

Net increase (decrease) in cash and cash
  equivalents                                                              (9,254)                  93,559

Cash and cash equivalents at beginning
  of period                                                                64,267                    3,122
                                                                         --------                 --------

Cash and cash equivalents at end
  of period                                                              $ 55,013                $  96,681
                                                                         ========                =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

  Interest (net of amount capitalized)                                   $ 12,593                $   6,547
  Income taxes                                                              1,600                      --

Supplemental schedule of noncash financing activities:

  For the six months ended March 31, 1994 and 1993, the Company increased the redeemable preferred stock liquidation preference by $3,070 and $233, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $342 and $28, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.




          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                             GENEVA STEEL COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)      INTERIM FINANCIAL STATEMENTS

     The accompanying condensed financial statements of Geneva Steel Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements as of March 31, 1994 and 1993 and for the three and six-month periods ended March 31, 1994 and 1993, reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations as of such dates and for such periods.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2)      INVENTORIES

     Inventories are comprised of the following components:

                                                                  March 31,            September 30,
                                                                    1994                   1993
                                                                  --------               --------
     Raw materials                                                 $28,779                 $20,138
     Semi-finished and finished goods                               31,197                  34,462
     Operating materials                                             8,441                   8,630
                                                                   -------                 -------

                                                                   $68,417                 $63,230
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

     The net loss for the three and six-month periods ended March 31, 1994 and 1993 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      PUBLIC DEBT OFFERING

     On February 1, 1994, the Company completed a public offering of $190 million aggregate principal amount of 9 1/2% senior notes (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes mature in 2004, are unsecured and require interest payments semi-annually on January 15 and July 15. On or after January 15, 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums plus accrued interest. In the event of a change of control, the Company must offer to purchase all 9 1/2% Senior Notes then outstanding at a premium plus accrued interest. The 9 1/2% Senior Notes were issued under an indenture dated as of January 15, 1994 between the Company and Bankers Trust Company, as trustee, and are governed by the terms and conditions contained therein. A portion of the net proceeds from the offering was used to repay an aggregate of approximately $90 million principal amount of privately-placed senior and subordinated term debt bearing a weighted average interest rate of 11.24%, plus contractual prepayment premiums and accrued interest. The balance of the net proceeds will be used for capital expenditures and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated with respect to the
Company:


                                                      Three Months Ended              Six Months Ended
                                                           March 31,                     March 31,
                                                      ------------------             -----------------
                                                    1994              1993         1994             1993
                                                    ----              ----         ----             ----
Net sales                                           100.0%            100.0%        100.0%           100.0%
Cost of sales                                        98.4              98.5          94.6             98.4
                                                    -----             -----         -----            -----
Gross margin                                          1.6               1.5           5.4              1.6

Selling, general and administrative
  expenses                                            4.7               4.3           4.6              4.4
                                                    -----             -----         -----            -----
Income (loss) from operations                        (3.1)             (2.8)          0.8             (2.8)
                                                    -----             -----         -----            -----
Other income (expense):
 Interest and other income                            0.6               0.1           0.5              0.1
 Interest expense                                    (3.7)             (3.8)         (3.2)            (3.7)
                                                    -----             -----        ------           ------
                                                     (3.1)             (3.7)         (2.7)            (3.6)
                                                    -----             -----        ------           ------

Loss before benefit for income taxes                 (6.2)             (6.5)         (1.9)            (6.4)
Benefit for income taxes                             (2.4)             (2.5)         (0.7)            (2.5)
                                                    -----             -----        ------           ------

 Net loss before extraordinary item                  (3.8)%            (4.0)%        (1.2)%           (3.9)%
                                                    =====             =====        ======            =====


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated with respect to the Company:

                                                   Three Months Ended               Six Months Ended
                                                        March 31,                       March 31,
                                                   ------------------              -----------------
                                               1994                1993          1994             1993
                                               ----                ----          ----             ----
Sheet                                           73.0%              56.1%         68.5%            53.2%
Plate                                           16.9               32.5          21.3             32.8
Pipe                                             6.5                8.4           6.7             10.9
Non-Steel                                        3.6                3.0           3.5              3.1
                                               -----              -----         -----            -----
                                               100.0%             100.0%        100.0%           100.0%
                                               =====              =====         =====            =====

THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1993

         The steel industry is cyclical in nature and generally characterized by overcapacity. Beginning late in fiscal year 1989 and continuing through December 1992, the industry experienced declining prices due to, among other things, reduced demand for steel products and significant price competition. Since early calendar year 1993, the industry has experienced increasing steel prices resulting from increased demand. Beginning in the first quarter of calendar year 1993, the Company has announced several price increases for various steel products. In addition, various producers have recently announced future price increases which the Company intends to follow as justified by market conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price decreases and increases more quickly than many of its competitors. Industry experience has shown, however, that announced price increases may not be immediately realized, if at all, due to the competitive environment within the industry. The Company has phased in price increases as new orders have been accepted, subject to adjustments as necessary in response to market conditions.

         Net sales increased 4.8% on decreased shipments of approximately 12,700 tons, or 3.3%, for the three months ended March 31, 1994 as compared to the same quarter of the previous fiscal year. The increased sales resulted from increased average selling prices. The weighted average sales price (net of transportation costs) per ton of sheet, plate and pipe products increased in the three months ended March 31, 1994 compared to the same quarter of the previous fiscal year by 16.6%, 1.8% and 3.6%, respectively. The overall average selling price realization per ton also increased between the periods; however, this increase was offset, in part, by a shift in product mix to lower priced sheet products from higher priced plate and pipe products. Shipped tonnage of sheet increased approximately 42,000 tons or 16.9%, while shipped tonnage of plate and pipe decreased approximately 52,400 tons or 46.6% and 5,700 tons or 21.7%, respectively, between the two periods.

         During the three months ended March 31, 1994, the Company increased its percentage of sheet products sold. This shift in product mix reflected a continued emphasis on sheet products, which have, under recent market conditions and prior to the completion of various modernization projects, contributed to higher operating margins. This shift also resulted from the suspension of production of certain plate products while upgrades to various processing equipment are implemented. The suspension of production of certain plate products is expected to continue through approximately two months of the third fiscal quarter.

         Cost of sales includes raw materials, labor costs, energy costs (consisting primarily of oxygen, electricity and natural gas), depreciation, and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased slightly to 98.4% for the three months ended March 31, 1994 from 98.5% for the same quarter of the previous fiscal year as a result of higher average selling prices offset by increased operating costs. The average cost of sales per ton shipped increased approximately $24 per ton between the two periods. Costs increased primarily as a result of production inefficiencies associated with construction of various modernization and other capital projects, increased ironmaking costs due to reconditioning work at the blast furnace operation and increased coke costs as a result of purchasing coke to supplement internal coke production.

In addition, costs increased as a result of increased depreciation expense resulting from additional capital expenditures, increased wages and benefits as required by the union labor agreement, increased costs of purchased scrap and certain other increased operating costs. These increased costs were offset, in part, by a shift in product mix to lower cost sheet products. The Company believes that ironmaking costs will decline as reconditioning work is completed, throughput increases and the Company moves to a lower-cost coal blend.

         The Company has completed construction of its new continuous casting facility. The Company produced the first continuously cast steel slabs from the caster on April 24, 1994 and expects the start-up period for the continuous caster to be approximately six months. The Company has incurred and is incurring significant start-up and transition costs associated with the continuous caster and other capital projects, which costs have adversely affected the Company's operating results. These costs are expected to continue through the current quarter and decline as the continuous caster and other capital projects are fully implemented. Although the Company has implemented measures designed to minimize such costs and other start-up difficulties, there can be no assurance that such conditions will not be greater than currently expected or not extend beyond the anticipated start-up periods.

         Depreciation costs included in cost of sales increased approximately $0.5 million in the three months ended March 31, 1994 compared with the same quarter of the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase substantially as the various capital improvements contemplated by the Company's capital maintenance and modernization program become operational.

         Selling, general and administrative expenses for the three months ended March 31, 1994 increased approximately $0.7 million as compared to the same quarter of the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries and increased outside services.

         Interest and other income increased by approximately $0.5 million during the three months ended March 31, 1994 as compared to the same period in the previous fiscal year as a result of an increase in the amount of invested cash and cash equivalents.

         Interest expense remained relatively constant during the three months ended March 31, 1994 as compared to the same quarter of the previous fiscal year. Increased interest expense due to higher levels of borrowing during the second quarter of fiscal year 1994 was offset by an increase in interest capitalized.

SIX MONTHS ENDED MARCH 31, 1994 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1993

         Net sales increased 14.5% on increased shipments of approximately 36,900 tons, or 5.1%, for the six months ended March 31, 1994 as compared to the same period in the previous fiscal year. The increased sales resulted from higher shipments and increased average selling prices on all products. The weighted average sales price per ton of sheet, plate and pipe products increased in the six months ended March 31, 1994 compared to the same period in the previous fiscal year by 17.9%, 4.4% and 2.6%, respectively. The overall average selling price realization per ton also increased between the periods, however, this increase was offset, in part, by a shift in product mix to lower priced sheet products from higher priced plate and pipe products. Shipped tonnage of sheet increased approximately 112,700 tons or 25.3%, while shipped tonnage of plate and pipe decreased approximately 62,300 tons or 28.9% and 19,800 tons or 31.4%, respectively, between the two periods.

         During the six months ended March 31, 1994, the Company increased its percentage of sheet products sold. The shift in product mix reflected a continued emphasis on sheet products, which have, under recent market conditions and prior to the completion of various modernization projects, contributed to higher operating margins. This shift also resulted from the suspension of production of certain plate products while upgrades to various processing equipment are implemented.

         The Company's costs of sales as a percentage of net sales decreased to 94.6% for the six months ended March 31, 1994 from 98.4% for the same period in the previous fiscal year as a result of higher average selling prices, offset, in part, by higher operating costs. The average cost of sales per ton shipped increased approximately $14 per ton between the two periods. Costs increased primarily as a result of production inefficiencies associated with construction of various modernization and other capital projects, an equipment failure that temporarily interrupted operation of one of the Company's blast furnaces, increased ironmaking costs due to reconditioning work at the blast furnace operation and increased coke costs as a result of purchasing coke to supplement internal coke production. In addition, costs increased as a result of increased depreciation expense resulting from additional capital expenditures, increased wages and benefits as required by the union labor agreement, increased costs of purchased scrap and increases in certain other operating costs. These increased costs were offset, in part, by a shift in product mix to lower cost sheet products.

         Depreciation costs included in cost of sales increased approximately $1.0 million in the six month period ended March 31, 1994 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

         Selling, general and administrative expenses for the six months ended March 31, 1994 increased approximately $1.8 million as compared to the same period in fiscal year 1993. The higher expenses resulted primarily from increased wages and salaries and increased outside services in fiscal year 1994.

         Interest and other income increased approximately $0.9 million during the first six months of fiscal year 1994 as compared to the same period in the previous fiscal year as a result of an increase in the amount of invested cash and cash equivalents.

          Interest expense remained relatively constant during the first six months of fiscal year 1994 as compared to the same period of fiscal year 1993. Increased interest expense due to higher levels of borrowing in fiscal year 1994 was offset by an increase in interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the last three years principally from the incurrence of additional long-term indebtedness and cash provided by operations.

         In April 1992, the Company obtained its existing revolving credit facility in the amount of $50 million from a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"), for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility is secured by the Company's inventories, accounts receivable, certain general intangibles and proceeds thereof, and expires on February 28, 1995. At such time, management believes it will be necessary to obtain new or replacement credit arrangements. The Company currently has access to $25 million in borrowings under such facility. The Company's ability to borrow funds in excess of $25 million under the Revolving Credit Facility is subject to certain conditions. Moreover, the Company's access to any borrowings under the Revolving Credit Facility is subject to compliance with various other financial covenants and tests contained therein. The indentures governing the Company's 11 1/8% senior notes (the "11 1/8% Senior Notes") and its recently issued 9 1/2% senior notes (the "9 1/2% Senior Notes" and, together with the 11 1/8% Senior Notes, the "Senior Notes") also contain certain restrictions on the Company's ability to borrow additional funds.

         On February 1, 1994, the Company completed a public offering of $190 million aggregate principal amount of 9 1/2% Senior Notes (the "Public Offering"). The 9 1/2% Senior Notes mature in 2004, are unsecured and require interest payments semi-annually on January 15 and July 15. On or after January 15, 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums plus accrued interest. In the event of a change of control, the Company must offer to purchase all 9 1/2% Senior Notes then outstanding at a premium plus accrued interest. The 9 1/2% Senior Notes were issued under an indenture dated as of January 15, 1994 between the Company and Bankers Trust Company, as trustee, and are governed by the terms and conditions contained therein. A portion of the net proceeds from the offering was used to repay an aggregate of approximately $90 million principal amount of privately-placed senior and subordinated term debt bearing a weighted average interest rate of 11.24%, plus contractual prepayment premiums and accrued interest. The balance of the net proceeds will be used for capital expenditures and general corporate purposes.

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

         Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash provided by (used for) operating activities was $(5.8) million for the six months ended March 31, 1994 compared with $36.2 million for the same period of the previous fiscal year. The $5.8 million used for operating activities during the six months ended March 31, 1994 included approximately $20.7 million resulting from a net loss of $12.2 million and a change in deferred income taxes of $8.5 million, offset, in part, by depreciation and amortization of approximately $14.0 million.

         The Company expects its modernization program and capital maintenance and other expenditures to require significant cash resources over the next several years. Modernization program expenditures were approximately $299 million from the inception of the program through March 31, 1994. The modernization program currently provides for capital expenditures totaling approximately $122 million during fiscal years 1994 and 1995, which includes approximately $63 million spent during the first two quarters of fiscal year 1994. In addition, the Company has budgeted approximately $60 million for capital maintenance and other projects during these years. The Company may, however, increase its capital spending during these years as other capital projects are evaluated and undertaken.

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

         The Company will be required to make substantial interest and dividend payments on the Senior Notes, the redeemable preferred stock (or the debentures exchangeable therefor), and any outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the expected and future capital expenditures and other working capital needs. The Company's annual debt interest expense on currently outstanding amounts will be approximately $33 million and its annual redeemable preferred stock dividends will be approximately $6 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. As of March 31, 1994, the Company had approximately $55 million in cash and cash equivalents. Although the Company believes that the cash and cash equivalents on hand, together with anticipated cash from future operations and potential borrowings under the Revolving Credit Facility, will provide sufficient liquidity for the Company to meet its debt service requirements and to complete the remaining modernization and planned capital maintenance and other projects, there can be no assurance that these sources will be adequate to fund completion of these projects. The Company continues to focus on cost control, revenue enhancement and cash flow management.


         The short-term and long-term liquidity of the Company is dependent upon several factors, including the Company's ongoing operations, availability of financing, foreign currency fluctuations, competitive and market forces, modernization and environmental expenditures and general economic conditions. Similarly, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Consequently, there can be no assurance that the Company will have sufficient resources to fund all of its planned and future modernization requirements and capital maintenance and other projects or to satisfy other working capital and cash needs. In such event, the Company may defer certain capital projects and/or pursue alternative financing strategies, which may include additional borrowings or the sale of equity securities. Should the Company determine to proceed with any such financing strategies in the future, there can be no assurance that the Company can obtain any consents or approvals that may be required from existing lenders or stockholders or that such financing could be consummated on terms favorable to the Company or at all.

         Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held its Annual Meeting of Shareholders on February 2, 1994. The shareholders elected the following Directors to serve until the next annual meeting of shareholders: Joseph A. Cannon, Robert J. Grow, Richard D. Clayton, A. Blaine Huntsman, A. Thurl Jacobsen, Arch L. Madsen, and R.J. Shopf.

         The shareholders also ratified the appointment of Arthur Andersen & Co. as independent auditors for the fiscal year 1994 by a vote of 30,559,138 shares for, 18,530 shares against, 15,061 shares abstained and 34,191 shares as broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

          Exhibit                                                                               Filed
           Number                         Exhibit                                              Herewith
           ------                         -------                                             ---------
          10               Amendment dated as of December 28,                                   X
                           1993 to the Agreement for the Sale
                           and Purchase of Coke between the
                           Company and Mitsubishi International
                           Corporation dated November 9, 1993.


         (b)    Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the three months ended March 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GENEVA STEEL COMPANY



                                        By: /s/ Dennis L. Wanlass
                                            Vice President, Treasurer and
                                            Chief Financial Officer



Dated:  April 29, 1994