Form 10-Q
period 1994-06-30
GENEVA STEEL
filed 1994-08-02
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

   13,050,823 and 20,989,688 shares of Class A and Class B common stock, respectively, outstanding as of July 22, 1994.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



ASSETS
- - ------
                                                    June 30,        September 30,
                                                      1994              1993
                                                  -----------       -------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 13,652          $ 64,267
  Accounts receivable, net                            37,343            46,257
  Inventories                                         79,245            63,230
  Prepaid expenses and other                           8,625             1,426
  Deferred income taxes                                7,219              --
                                                    --------          --------
    Total current assets                             146,084           175,180
                                                    --------          --------

Property, plant and equipment:
  Land                                                 1,931             1,931
  Buildings                                            3,725             3,725
  Machinery and equipment                            507,550           369,490
  Mineral property and development
    costs                                              8,425             8,425
                                                    --------          --------
                                                     521,631           383,571
  Less accumulated depreciation                      (86,890)          (68,981)
                                                    --------          --------
    Net property, plant and equipment                434,741           314,590
                                                    --------          --------
Other assets                                          10,950             8,614
                                                    --------          --------
                                                    $591,775          $498,384
                                                    ========          ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------



                                                             June 30,        September 30,
                                                               1994              1993
                                                             --------         -----------
                                                            (Unaudited)
Current liabilities:
  Accounts payable                                           $ 57,475           $ 52,982
  Accrued payroll and related taxes                            11,046              8,578
  Accrued liabilities                                          14,086             11,810
  Production prepayments                                        7,684             10,000
  Accrued interest payable                                     11,956              1,533
  Accrued pension and profit
    sharing costs                                               1,230              1,110
                                                             --------           --------
       Total current liabilities                              103,477             86,013
                                                             --------           --------
Long-term debt                                                325,000            224,991
                                                             --------           --------
Deferred income taxes                                          10,040             15,619
                                                             --------           --------
Redeemable preferred stock                                     41,187             35,986
                                                             --------           --------

Stockholders' equity:
  Preferred stock                                                --                 --
  Common stock:
    Class A                                                    86,961             86,094
    Class B                                                    11,081             11,929
  Warrants to purchase Class A
    common stock                                                5,360              5,360
  Retained earnings                                            28,040             52,542
  Class A common stock held in
    treasury, at cost                                         (19,371)           (20,150)
                                                             --------           --------
       Total stockholders' equity                             112,071            135,775
                                                             --------           --------
                                                             $591,775           $498,384
                                                             ========           ========





          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                         CONDENSED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1994 and 1993
                 (Amounts in thousands, except per share data)

                                  (Unaudited)


                                                           1994             1993
                                                         --------         --------
Net sales                                                $113,195         $124,954
Cost of sales                                             114,050          117,359
                                                         --------         --------
  Gross margin                                               (855)           7,595
Selling, general and administrative
  expenses                                                  5,475            5,109
                                                         --------         --------
  Income (loss) from operations                            (6,330)           2,486
                                                         --------         --------
Other income (expense):
  Interest and other income                                   331              744
  Interest expense                                         (5,409)          (4,917)
                                                         --------         --------
                                                           (5,078)          (4,173)
                                                         --------         --------
Loss before benefit for income taxes                      (11,408)          (1,687)
Benefit for income taxes                                   (4,334)            (658)
                                                         --------         --------
Net loss                                                   (7,074)          (1,029)
Less redeemable preferred stock
  dividends and accretion for
  original issue discount                                   1,788            1,578
                                                         --------         --------
Net loss applicable to common shares                     $ (8,862)        $ (2,607)
                                                         ========         ========
Net loss per common share                                $   (.59)        $   (.17)
                                                         ========         ========
Weighted average shares outstanding                        15,144           15,065
                                                         ========         ========





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                         CONDENSED STATEMENTS OF INCOME
                    NINE MONTHS ENDED JUNE 30, 1994 and 1993
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                         1994            1993
                                                       --------        --------
Net sales                                              $361,409        $341,645
Cost of sales                                           348,892         330,667
                                                       --------        --------
  Gross margin                                           12,517          10,978
Selling, general and administrative
  expenses                                               16,801          14,658
                                                       --------        --------
  Loss from operations                                   (4,284)         (3,680)
                                                       --------        --------
Other income (expense):
  Interest and other income                               1,471           1,012
  Interest expense                                      (13,396)        (12,962)
                                                       --------        --------
                                                        (11,925)        (11,950)
                                                       --------        --------
Loss before benefit for income taxes and
  extraordinary item                                    (16,209)        (15,630)
Benefit for income taxes                                 (6,165)         (6,096)
                                                       --------        --------
Loss before extraordinary item                          (10,044)         (9,534)
Loss on early extinguishment of debt (net
  of benefit for income taxes of $5,675)                  9,258            --
                                                       --------        --------
Net loss                                                (19,302)         (9,534)
Less redeemable preferred stock dividends
  and accretion for original issue discount               5,200           1,839
                                                       --------        --------
Net loss applicable to common shares                   $(24,502)       $(11,373)
                                                       ========        ========
Loss per common share before
  extraordinary item                                   $  (1.01)       $   (.76)
Extraordinary item per common share                        (.61)           --
                                                       --------        --------
Net loss per common share                              $  (1.62)       $   (.76)
                                                       ========        ========
Weighted average shares outstanding                      15,120          15,052
                                                       ========        ========

          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents


                                                                 1994               1993
                                                               ---------          --------
Cash flows from operating activities:
  Net loss                                                     $ (19,302)         $ (9,534)
  Adjustments to reconcile net
    loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                                 21,308            17,530
    Deferred income taxes                                        (12,798)            5,738
       (Increase) decrease in current
         assets--
       Accounts receivable, net                                    8,914               268
       Inventories                                               (16,015)           (2,099)
       Income taxes receivable                                      --              12,356
       Prepaid expenses and other                                 (7,199)            2,470
    Increase (decrease) in current liabilities--
       Accounts payable                                            4,493            11,300
       Accrued payroll and related taxes                           2,468             3,061
       Accrued liabilities                                         2,276             1,320
       Production prepayments                                     (2,316)            4,001
       Accrued interest payable                                   10,423             6,270
       Accrued pension and profit sharing costs                      120                (8)
                                                               ---------          --------
  Net cash provided by (used for)
       operating activities                                       (7,628)           52,673
                                                               ---------          --------
Cash flows from investing activities:
  Purchases of property, plant
    and equipment                                               (138,281)          (42,148)
                                                               ---------          --------
  Net cash used for investing activities                       $(138,281)         $(42,148)
                                                               =========          ========





          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)



                                                                           1994                1993
                                                                         --------           ---------
Cash flows from financing activities:
  Proceeds from long-term debt                                           $190,000           $ 325,313
  Payments on long-term debt                                              (89,991)           (278,504)
  Proceeds from issuance of redeemable
    preferred stock, net of offering costs                                   --                32,521
  Proceeds from issuance of warrants to purchase
    common stock, net of offering costs                                      --                 5,360
  Payments for deferred loan costs                                         (5,514)             (6,011)
  Proceeds from exercise of options to purchase
    Class A common stock                                                      274                --
  Issuance of Class A common stock to
    employee savings plan                                                     525                 464
                                                                         --------           ---------
  Net cash provided by financing activities                                95,294              79,143
                                                                         --------           ---------
Net increase (decrease) in cash and cash
  equivalents                                                             (50,615)             89,668
Cash and cash equivalents at beginning
  of period                                                                64,267               3,122
                                                                         --------           ---------
Cash and cash equivalents at end
  of period                                                              $ 13,652           $  92,790
                                                                         ========           =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $ 12,643           $   3,933
    Income taxes                                                            1,600                --

Supplemental schedule of noncash financing activities:

  For the nine months ended June 30, 1994 and 1993, the Company increased the redeemable preferred stock liquidation preference by $4,686 and $1,641, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $514 and $198, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

(1)    INTERIM FINANCIAL STATEMENTS

  The accompanying condensed financial statements of Geneva Steel Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements as of June 30, 1994 and 1993 and for the three and nine-month periods ended June 30, 1994 and 1993, reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations as of such dates and for such periods.

  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2)    INVENTORIES

  Inventories are comprised of the following components:


                                                June 30,   September 30,
                                                  1994         1993
                                                --------   -------------
  Raw materials                                 $33,277       $20,138
  Semi-finished and finished goods               37,869        34,462
  Operating materials                             8,099         8,630
                                                -------       -------
                                                $79,245       $63,230
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

  The net loss for the three and nine-month periods ended June 30, 1994 and 1993 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated with respect to the
Company:


                                              Three Months Ended               Nine Months Ended
                                                    June 30,                        June 30,
                                              ------------------               ------------------
                                              1994          1993               1994          1993
                                              ----          ----               ----          ----
Net sales                                    100.0%        100.0%             100.0%        100.0%
Cost of sales                                100.8          93.9               96.5          96.8
                                             -----         -----              -----         -----
Gross margin                                  (0.8)          6.1                3.5           3.2
Selling, general and administrative
  expenses                                     4.8           4.1                4.7           4.3
                                             -----         -----              -----         -----
Income (loss) from operations                 (5.6)          2.0               (1.2)         (1.1)
                                             -----         -----              -----         -----
Other income (expense):
 Interest and other income                     0.3           0.6                0.4           0.3
 Interest expense                             (4.8)         (3.9)              (3.7)         (3.8)
                                             -----         -----              -----         -----
                                              (4.5)         (3.3)              (3.3)         (3.5)
                                             -----         -----              -----         -----
Loss before benefit for income taxes         (10.1)         (1.3)              (4.5)         (4.6)
Benefit for income taxes                      (3.8)         (0.5)              (1.7)         (1.8)
                                             -----         -----              -----         -----
 Net loss before extraordinary item           (6.3)%        (0.8)%             (2.8)%        (2.8)%
                                             =====         =====              =====         =====


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated with respect to the Company:

                     Three Months Ended           Nine Months Ended
                           June 30,                     June 30,
                     ------------------           -----------------
                     1994          1993           1994         1993
                     ----          ----           ----         ----
Sheet                64.5%         57.5%          67.3%        54.7%
Plate                25.3          30.3           22.5         31.9
Pipe                  6.8           9.1            6.7         10.2
Non-Steel             3.4           3.1            3.5          3.2
                    -----         -----          -----        -----
                    100.0%        100.0%         100.0%       100.0%
                    =====         =====          =====        =====

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1993

         The steel industry is cyclical in nature and generally characterized by overcapacity. Beginning late in fiscal year 1989 and continuing through December 1992, the industry experienced declining prices due to, among other things, reduced demand for steel products and significant price competition. Since early calendar year 1993, the industry has experienced increasing steel prices resulting from increased demand. Beginning in the first quarter of calendar year 1993, the Company has announced several price increases for various steel products. In addition, various producers have recently announced future price increases which the Company intends to follow as justified by market conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price decreases and increases more quickly than many of its competitors. The Company's current backlog of orders booked at lower prices will, however, delay the realization of price increases. Industry experience has shown, however, that announced price increases may not be immediately realized, if at all, due to the competitive environment within the industry. The Company has phased in price increases as new orders have been accepted, subject to adjustments as necessary in response to market conditions.

         Net sales decreased 9.4% as shipments declined by approximately 63,500 tons, or 15.7%, for the three months ended June 30, 1994 as compared to the same quarter of the previous fiscal year. The decreased shipments were a result of lower production due to production inefficiencies and other transition costs associated with completion and implementation of various
capital projects.   The decreased sales from lower shipments were offset
somewhat by increased average selling prices. The weighted average sales price (net of transportation costs) per ton of sheet and plate products increased in the three months ended June 30, 1994 compared to the same quarter of the previous fiscal year by 10.6% and 6.6%, respectively. The weighted average sales price per ton of pipe remained constant. The overall average selling price realization per ton also increased between the periods; however, this increase was offset, in part, by a shift in product mix to lower priced sheet products from higher priced plate and pipe products, which resulted in a net increase of approximately $23 per ton. Shipped tonnage of sheet, plate and pipe decreased approximately 21,700 tons or 8.3%, 32,400 tons or 29.0% and 9,400 tons or 31.7%, respectively, between the two periods.

         During the three months ended June 30, 1994, the Company increased its percentage of sheet products sold. This shift resulted from the continued suspension of production of certain plate products while upgrades to various processing equipment were undertaken. The Company expects that plate production will increase during the current quarter as modernization and other capital projects are completed and implemented.

         Cost of sales includes raw materials, labor costs, energy costs (consisting primarily of oxygen, electricity and natural gas), depreciation, and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 100.8% for the three months ended June 30, 1994 from 93.9% for the same quarter of the previous fiscal year as a result of increased operating costs. The average cost of sales per ton shipped increased approximately $44 per ton between the two periods. Costs increased primarily as a result of lower production volumes due to production inefficiencies and other transition costs associated with completion and implementation of various modernization and other capital projects. Other cost increases resulted from the purchase of coke to supplement internal coke production in anticipation of increased production levels, increased depreciation expense resulting from additional capital expenditures, increased wages and benefits as required by the union labor agreement, increased costs of purchased scrap and certain other increased operating costs. These increased costs were offset, in part, by a shift in product mix to lower cost sheet products. The Company expects throughput to increase during the next few months as various capital projects are implemented. Increased throughput is expected to reduce operating costs per ton. The results of the fourth fiscal quarter will, however, be negatively impacted as the start-up process continues and transition costs are incurred, but to lesser degree than the third fiscal quarter.

         On April 24, 1994, the Company began phasing in its new continuous casting facility. To date, the start-up of the continuous casting facility has been very successful with numerous milestones being achieved ahead of schedule, including production of wide cast slabs (125") and the "twin casting" of slabs. Continuously cast slabs have shown improved product quality and yield. By the end of the quarter, the Company was producing approximately 50 percent of its slabs through the caster and on occasion has produced as high as 70 percent. The Company believes these percentages would be higher were it not for unexpected delays in the construction and start-up of other capital projects downstream from the caster. These projects include an upgraded broadside mill used to reduce the thickness of slabs before final finishing and other projects related to the heating and direct rolling of cast slabs.

         By late July, the broadside mill reached operational status. Use of the broadside mill is required to efficiently roll wide slabs and to fully
implement the process of heating and direct rolling cast slabs.   With the
broadside mill operational, the Company is focusing on increasing throughput and implementing the process of heating and direct rolling cast slabs.

         The Company initially expected the caster to be fully utilized within a six-month start-up schedule. In light of the delays attributable to the broadside mill and other capital projects, the start-up curve for the caster and these related projects may extend approximately two months, at which time the Company expects to achieve a 1.9 million ton production rate. Although the Company has implemented measures designed to minimize transition costs and other start-up difficulties with respect to all its capital projects, there can be no assurance that such conditions will not be greater than currently expected or not extend beyond the anticipated start-up periods.

         Depreciation costs included in cost of sales increased approximately $1.5 million in the three months ended June 30, 1994 compared with the same quarter of the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase substantially as the various capital improvements contemplated by the Company's capital maintenance and modernization program become operational.

         Selling, general and administrative expenses for the three months ended June 30, 1994 increased approximately $0.4 million as compared to the same quarter of the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries and increased outside services.

         Interest and other income decreased by approximately $0.4 million during the three months ended June 30, 1994 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased by approximately $0.5 million during the three months ended June 30, 1994 as compared to the same quarter of the previous fiscal year. Increased interest expense due to higher levels of borrowing during the third quarter of fiscal year 1994 was offset partially by an increase in capitalized interest. Interest expense will increase substantially as the various capital projects are completed and the amount of capitalized interest decreases.

NINE MONTHS ENDED JUNE 30, 1994 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1993

         Net sales increased 5.8% while shipments decreased by approximately 26,600 tons, or 2.4%, for the nine months ended June 30, 1994 as compared to the same period in the previous fiscal year. The increased sales resulted from increased average selling prices on all products. The weighted average sales price per ton of sheet, plate and pipe products increased by 15.1%, 5.2% and 1.5%, respectively, in the nine months ended June 30, 1994 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods; however, this increase was offset, in part, by a shift in product mix to lower priced sheet products from higher priced plate and pipe products. The shift in product mix reflected an emphasis on sheet products during the first two fiscal quarters, which contributed to higher operating margins. This shift also resulted from the suspension of production of certain plate products while upgrades to various processing equipment are implemented. Shipped tonnage of sheet increased approximately 91,100 tons or 12.9%, while shipped tonnage of plate and pipe decreased approximately 94,700 tons or 28.9% and 29,200 tons or 31.5%, respectively, between the two periods.

         The Company's costs of sales as a percentage of net sales decreased to 96.5% for the nine months ended June 30, 1994 from 96.8% for the same period in the previous fiscal year as a result of higher average selling prices, offset, in part, by higher operating costs. The average cost of sales per ton shipped increased approximately $24 per ton between the two periods. Costs increased primarily as a result of production inefficiencies and transition costs associated with construction and implementation of various modernization and other capital projects, an equipment failure that temporarily interrupted operation of one of the Company's blast furnaces, increased ironmaking costs due to reconditioning work at the blast furnace operation and increased coke costs as a result of purchasing coke to supplement internal coke production in anticipation of increased production levels. In addition, costs increased as a result of increased depreciation expense resulting from additional capital expenditures, increased wages and benefits as required by the union labor agreement, increased costs of purchased scrap and increases in certain other operating costs. These increased costs were offset, in part, by a shift in product mix to lower cost sheet products.

         Depreciation costs included in cost of sales increased approximately $2.6 million in the nine month period ended June 30, 1994 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

         Selling, general and administrative expenses for the nine months ended June 30, 1994 increased approximately $2.1 million as compared to the same period in fiscal year 1993. The higher expenses resulted primarily from increased wages and salaries and increased outside services in fiscal year 1994.

         Interest and other income increased approximately $0.5 million during the first nine months of fiscal year 1994 as compared to the same period in the previous fiscal year as a result of an increase in the amount of invested cash and cash equivalents.

          Interest expense increased approximately $0.4 million during the first nine months of fiscal year 1994 as compared to the same period of fiscal year 1993. Increased interest expense due to higher levels of borrowing in fiscal year 1994 was partially offset by an increase in capitalized interest.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the last three years principally from the incurrence of additional long-term indebtedness and cash provided by operations.

         In April 1992, the Company obtained its existing revolving credit facility in the amount of $50 million from a syndicate of banks led by Citicorp USA, Inc. (Citicorp), as agent (the "Revolving Credit Facility"), for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility is secured by the Company's inventories, accounts receivable, certain general intangibles and proceeds thereof, and expires on February 28, 1995. At such time, management believes it will be necessary to obtain new or replacement credit arrangements. The Company's access to borrowings under its Revolving Credit Facility has previously been limited to $25 million. The Company has, however, received a commitment from Citicorp to increase its access to the full $50 million in borrowings under such facility. The Company's access to borrowings under the Revolving Credit Facility is subject to compliance with various financial covenants and tests contained therein.
The indentures governing the Company's 11 1/8% senior notes (the "11 1/8% Senior Notes") and its 9 1/2% senior notes (the "9 1/2% Senior Notes" and, together with the 11 1/8% Senior Notes, the "Senior Notes") also contain certain restrictions on the Company's ability to borrow additional funds. Principal amounts outstanding under the Senior Notes at June 30, 1994 were $325 million.

         The debt instruments governing the Revolving Credit Facility and the Senior Notes contain cross default or acceleration and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among other things, change of control provisions, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a leverage ratio maintenance requirement, an interest coverage requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and a limitation on liens. The Company has from time to time entered into amendments relaxing certain of the covenants and tests contained in the Revolving Credit Facility and may be required to seek additional amendments in the future.

         Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash used for operating activities was $7.6 million for the nine months ended June 30, 1994 compared with net cash provided by operating activities of $52.7 million for the same period of the previous fiscal year. The $7.6 million used for operating activities during the nine months ended June 30, 1994 included approximately $32.1 million resulting from a net loss of $19.3 million and a change in deferred income taxes of $12.8 million, offset, in part, by depreciation and amortization of approximately $21.3 million. In addition, uses of cash included significant increases in raw materials and work-in-process inventories resulting from production inefficiencies associated with capital projects.

         The Company expects its modernization program and capital maintenance and other expenditures to require significant cash resources over the next several years. Modernization program expenditures were approximately $323 million from the inception of the program through June 30, 1994. The modernization program currently provides for capital expenditures totaling approximately $132 million during fiscal years 1994 and 1995, which includes approximately $87 million spent during the first three quarters of fiscal year 1994. In addition, the Company has budgeted approximately $60 million for capital maintenance and other projects during these years. Budgeted modernization expenditures reflect a recent increase of $10 million resulting from increased modernization project costs. The Company may from time to time lease a portion of the capital projects.

         The Company is pursuing the rolling mill finishing stand improvements, the final remaining project included in the modernization program. These improvements are expected to be completed in June 1995. As other modernization projects become fully operational, the Company may defer completion of the finishing stand improvements to maximize production in a strong steel market. The Company will continue to incur substantial capital expenditures after completion of the modernization program. Moreover, the Company may pursue other capital projects in addition to those presently included in the Company's capital budget. There can be no assurance that the costs of modernization or capital maintenance and other projects will not exceed those currently anticipated by the Company.

         The Company is required to make substantial interest and dividend payments on the Senior Notes, the redeemable preferred stock (or the debentures exchangeable therefor), and any outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the expected and future capital expenditures and other working capital needs. The Company's annual debt interest expense on currently outstanding amounts is approximately $33 million and its annual redeemable preferred stock dividends is approximately $6.5 million. Dividends not paid in cash before April 1996 are added to the liquidation preference of the redeemable preferred stock. As of June 30, 1994, the Company had approximately $13.7 million in cash and cash equivalents. The Company expects to enhance its liquidity through improved operating cash flow. The Company anticipates that the cash and cash equivalents on hand, together with anticipated cash flow from future operations and borrowings under the Revolving Credit Facility, will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures. The Company continues to focus on cost control, revenue enhancement and cash flow management.

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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.


         Exhibit                                                     Filed
         Number                      Exhibit                        Herewith
         ------                      -------                        --------
          10         Agreement for Sale and Purchase of Coke           X
                     between the Company and Pacific Basin
                     Resources, a division of Oxbow Carbon and
                     Minerals, Inc., dated April 29, 1994

         (b)    Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENEVA STEEL COMPANY



                                       By:   /s/  Dennis L. Wanlass
                                           -----------------------------
                                           Vice President, Treasurer and
                                               Chief Financial Officer



Dated:  August 2, 1994