Form 10-Q/A
period 1994-06-30
GENEVA STEEL
filed 1994-09-02
CIK 860192

                                  FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1
                                      to

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

Part II of the Registrant's Quarterly Report on Form 10-Q and the related
Exhibit Index are hereby amended by filing as an exhibit thereto the Fourteenth Amendment to the Revolving Credit Agreement, as indicated below.




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

           Exhibit                                                     Filed
           Number                      Exhibit                        Herewith
           ------                   ---------------                   --------

          10.1     Agreement for Sale and Purchase of Coke
                   between the Company and Pacific Basin Resources, a division of Oxbow Carbon and Minerals, Inc., dated April 29, 1994.Dagger

          10.2     Fourteenth Amendment to Revolving Credit                X
                   Agreement dated as of June 30, 1994 among
                   the Company, Citibank, N.A. and Citicorp USA, Inc.

_______
Dagger Previously filed.

         (b)    Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENEVA STEEL COMPANY



                                        By: \s\ DENNIS L. WANLASS
                                            _______________________________
                                            Dennis L.Wanlass, Vice President,
                                            Treasurer and Chief Financial
                                            Officer



Dated:  September 2, 1994

                             GENEVA STEEL COMPANY

                                 EXHIBIT INDEX

   Regulation S-K                                                      Filed
     Exhibit No.                       Description                    Herewith
   ---------------                     -----------                    --------
        10.2            Fourteenth Amendment to Revolving Credit           X
                        Agreement dated as of June 30, 1994 among
                        the Company, Citibank, N.A. and Citicorp
                        USA, Inc.