Form 10-K
period 1994-09-30
GENEVA STEEL
filed 1994-12-29
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1994, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
         ______________.

COMMISSION FILE NO. 1-10459
                              GENEVA STEEL COMPANY
             (Exact name of Registrant as specified in its charter)

                          UTAH                                             93-0942346
              (State or other jurisdiction                              (I.R.S. Employer
           of incorporation or organization)                           Identification No.)

                  10 SOUTH GENEVA ROAD
                     VINEYARD, UTAH                                           84058
        (Address of principal executive office)                             (Zip Code)

               Registrant's telephone number, including area code:  (801) 227-9000


                   Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
                         TITLE OF EACH CLASS                       ON WHICH REGISTERED
                         -------------------                       -------------------
                        CLASS A COMMON STOCK,                    NEW YORK STOCK EXCHANGE
                            NO PAR VALUE                          PACIFIC STOCK EXCHANGE

                        WARRANTS TO PURCHASE
                        CLASS A COMMON STOCK                      PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange on December 21, 1994, was approximately $186,146,000. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of December 21, 1994, the Registrant had 13,113,488 and 20,639,688 shares of Class A and Class B Common Stock, respectively, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in Parts II, III and IV of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994 (Parts II and IV), and (2) Registrant's Proxy Statement for the Annual Meeting of
Shareholders to be held on March 28, 1995 (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Geneva Steel Company (the "Company" or "Geneva") owns and operates the only integrated steel mill operating west of the Mississippi River. The Company's mill manufactures hot-rolled sheet, plate and pipe products for sale primarily in the western and central United States.

         The steel mill is located 45 miles south of Salt Lake City, Utah on approximately 1,400 acres. The steel mill's facilities include four coke oven batteries, three blast furnaces, two Q-BOP furnaces, a continuous casting facility, a combination continuous rolling mill and various finishing facilities. The Company's coke ovens produce coke from a blend of various grades of metallurgical coal. Coke is used as the principal fuel for the Company's blast furnaces, which convert iron ore into liquid iron. The liquid iron is then blended with scrap metal and metallic alloys and further refined in the Q-BOP furnaces to produce liquid steel. With the completion of the continuous casting facility and related improvements, the liquid steel is now continuously cast into slabs. The Company intends to process the majority of its liquid steel through the caster facility, and in November 1994 more than 92% of the Company's steel slabs were processed through the caster. Alternatively, liquid steel can be poured into ingot molds, with the ingots being subsequently rolled into slabs. Steel slabs are either direct rolled or allowed to cool and then reheated prior to rolling. Slabs are rolled into hot-rolled steel products (sheet, plate and pipe) in the Company's rolling and finishing mills.

         The Company acquired the steel mill and related facilities from USX Corporation ("USX") on August 31, 1987 at a price of approximately $44.1 million plus the assumption of certain liabilities. USX had operated the mill from 1944 until 1986, when it placed the mill on hot-idle status. Pursuant to the acquisition agreement between USX and the Company, USX retained liability for retiree life insurance, health care and pension benefits relating to employee service prior to the acquisition. USX also indemnified the Company for costs due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of environmental laws or otherwise results in the imposition of environmental liability, subject to the Company's sharing the first $20 million of certain clean-up costs on an equal basis. See "-- Environmental Matters." Since the Company began operations, its strategy has been to be a low-cost producer and to optimize its product quality and mix.

CAPITAL PROJECTS

   Overview

         In February 1990, the Company announced a major modernization program intended to strengthen its competitive position. The modernization program was undertaken to reduce operating costs, broaden the Company's product line, improve product quality and increase throughput capacity of finished flat-rolled steel products from approximately 1.4 to 1.9 million tons per year. The modernization program provides for improvements principally to the Company's steelmaking, casting, rolling and finishing facilities. Management believes that the modernization program has enabled the Company to produce the widest continuously cast steel slabs in the world and is positioning the Company for additional market penetration, particularly with respect to plate products.

         The Company has spent approximately $67 million, $83 million and $165 million on capital projects during the fiscal years ended September 30, 1992, 1993 and 1994, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization efforts. Management believes that the modernization projects completed to date have resulted in certain reduced production costs, increased throughput capacity and improved product quality and yield. However, production inefficiencies and other transition costs associated with completion and implementation of various capital projects had a negative impact on the Company's operations during fiscal year 1994. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's capital projects, including its modernization efforts, are planned from the outset to be flexible and are managed accordingly. The Company revises its capital projects from time to time in response to various technological, financial, market and other operating considerations.

   Modernization Projects

         Since announcing the modernization program, the Company has (i) completed a new continuous casting facility and related improvements, (ii) installed two Q-BOP furnaces, (iii) completed a direct rolling and large coil project, including installation of a coilbox and an in-line steel slab conditioning or "scarfing" facility, (iv) installed various environmental projects, including a biological wastewater treatment facility, benzene mitigation equipment, coke oven gas desulfurization facility and other projects, (v) completed the first phase of the wide plate coiler project, and
(vi) completed various other projects, including the conversion of the Company's broadside mill to a re-powered and upgraded reversing mill. The following discussion highlights the major components of projects that were completed during fiscal year 1994 or which remain to be completed.

         Continuous Casting Facility and Related Improvements. The Company completed construction of its continuous caster in April 1994. The continuous casting facility substantially replaces the Company's ingot mold operations. The caster project includes a ladle metallurgy furnace, which allows the Company to control more precisely the temperature and metallurgy of its liquid steel. The Company has situated its caster and related improvements to feed slabs directly into its rolling mill to minimize the cost of handling and reheating slabs. The Company believes that the continuous caster and related improvements have improved the mill's finished product yield, reduced certain production costs, increased throughput capacity and improved the metallurgical and surface quality of its products. The Company is nearing completion of the start-up period of the project and the second phase of the wide plate coiler project described below. Upon completion of these projects, the Company expects to achieve a 1.9 million ton annual production rate, realize additional operating cost savings, increase its percentage of plate products sold and realize other operational benefits.

         Wide Plate Coiler and Related Plate Processing Facilities. The wide coiled plate project will allow the Company to produce plate in coil form up to 126 inches in width and 1 inch in thickness. The wide coils can either be shipped directly to customers or uncoiled, sheared and leveled on the Company's new cut-to-length line. Geneva has divided the project into two phases, the first of which allows Geneva to coil plate up to 96 inches in width and to uncoil, shear and level plate up to 126 inches wide. Geneva began rolling wide coiled plate in July 1994. In connection with completion of the first phase, the Company also converted its broadside mill to a reversing mill as described above. The second phase of the project includes improvements designed to coil plate up to 126 inches in width and 1 inch in thickness. This phase is currently expected to be completed in early calendar year 1995. The Company believes that the capability to produce and process wide plate in coil form will be a significant competitive advantage.

         Rolling Mill Finishing Stand Improvements. The Company has a six-stand 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions. The final phase of the rolling mill modernization includes hydraulic gauge control, roll bending and automatic roll change. These improvements are designed to enhance the shape and gauge of the Company's products and to increase throughput capacity. In light of favorable steel market conditions and the Company's improved competitive position resulting from the continuous caster and other modernization projects, the Company has elected to defer completion of the finishing stand improvements. The Company currently anticipates completing the improvements in the Spring of 1996.

   Additional Capital Projects

         Additional Slab Heating Capacity. As part of its modernization efforts, the Company modified its soaking pit furnaces to hold hot slabs taken from the continuous caster and increase the temperature of the slabs in preparation for rolling. As the continuous caster and other related capital projects were implemented, the Company encountered difficulties in achieving sufficient heating capacity from the soaking pits. Consequently, the Company is using both the soaking pits and its existing reheat furnaces to heat slabs. Utilization of both facilities has prevented the Company from realizing approximately $8 to $10 per ton of the estimated operating cost savings previously associated with the Company's modernization program. The Company is, therefore, investigating various facilities designed to increase its slab heating capacity and achieve the estimated operating cost savings. The Company's preliminary cost estimate for the additional slab heating capacity is approximately $30 million.

         Ironmaking Facility. The Company has recently commenced construction of a plasma-fired cupola ironmaking facility. The cupola functions similar to a blast furnace although it utilizes only a fraction of the coke required by the blast furnace to produce liquid iron. The cupola can utilize scrap steel, directly reduced iron or other metallic inputs. The cupola utilizes electric plasma technology as a secondary fuel source to further reduce coke requirements and substantially increase throughput. The technology represents a means of meeting short-term ironmaking needs while providing a broader flexibility of inputs and decreasing coke requirements. The cupola was originally constructed by a steel company in Texas, but was never operated. Geneva purchased the cupola and is in the process of having the facility dismantled and shipped to the Company's mill. The estimated cost of the cupola is approximately $29 million.

  Development Venture

         The Company, together with Air Products and Chemicals, Inc. and Centerior Energy Corporation, has jointly agreed to pursue a unique project at Geneva intended to demonstrate the commercial viability of an energy efficient, environmentally sound process for producing hot metal and electricity. This project, known as Clean Power from Integrated Coal/Ore Reduction (CPICOR(TM)), was selected under the United States Department of Energy's Clean Coal Technology Demonstration Program. The project includes construction and operation of a 3,000 ton per day COREX(R) cokeless ironmaking unit. Potential advantages of the project for the Company include additional ironmaking capacity, decreased dependence on coke, increased energy production and various environmental benefits. The project, which includes up to $150 million in cost share funding from the Department of Energy, is not anticipated to startup until 1999 and is still subject to a number of contingencies.

   Project Management

         The Company's capital projects are under continuous review, and it is possible that the Company may in the future elect to make further changes in the design and timing of, and amounts budgeted for, its capital projects and improvements. Geneva plans to manage the construction and completion of the modernization and additional capital projects as justified by future operating results, availability of funds, market conditions and other factors.

         There can be no assurance that the projected benefits of the modernization and other capital projects will be fully achieved, sufficient product demand will exist for the Company's additional throughput capacity, or recent declines in production interruptions and other transition costs will continue, or the planned capital projects can be completed in a timely manner or for the amounts budgeted. The Company anticipates that, in any event, it may incur significant start-up and transition costs as planned capital projects are implemented. Notwithstanding completion of the modernization program and other capital projects discussed above, management believes that the Company will continue to require future improvements and additional capital projects that are critical to the Company's long-term ability to compete and that will require substantial capital expenditures.

PRODUCTS

         The Company's principal product lines are hot-rolled sheet, plate and pipe products. The Company also sells semi-finished slabs from time to time, as well as non-steel materials that are by-products of its steelmaking operations.

         The Company has a 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions and the opportunity to maximize utilization of the facilities. Generally, the Company manufactures products in response to specific customer orders. During fiscal year 1994, the Company increased its percentage of sheet products sold. This shift was due primarily to the Company's suspension of certain plate production while upgrades to various processing equipment were being implemented and to favorable pricing associated with sheet products. Product mix shifts are also determined by Geneva's product mix optimization efforts. These efforts generally allow Geneva to focus on products with the highest margin contribution based on throughput efficiency. The Company's product sales mix for fiscal years 1990 through 1994 is shown below:

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------
                                              1990      1991      1992       1993       1994
                                              ----      ----      ----       ----       ----
Sheet . . . . . . . . . . . . . . . . . . .    42%       42%       45%        56%        65%
Plate . . . . . . . . . . . . . . . . . . .    46        42        41         31         24
Pipe  . . . . . . . . . . . . . . . . . . .     9        12        11         10          7
Slabs and non-steel . . . . . . . . . . . .     3         4         3          3          4
                                              ---       ---       ---        ---        ---
         Total  . . . . . . . . . . . . . .   100%      100%      100%       100%       100%
                                              ===       ===       ===        ===        ===


         Sheet. The mill produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .06 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut length sheet, hot-rolled bands and tempered coil. Sheet is used in a variety of applications such as storage tanks, light structural components and supports, and welded tubing.

         Plate. The Company's plate products consist of hot rolled carbon and high-strength low alloy steel plate in coil form, cut to length and flat rolled in widths varying from 48 to 126 inches and in thicknesses varying from .1875 of an inch to 3 inches. The Company produces both strip mill plate and flat plate. Plate can be used for heavy steel structures such as storage tanks, railroad cars, ships and bridges.

         Pipe. The Company produces electric resistance welded pipe ("ERW pipe") ranging from approximately 7 to 16 inches in diameter. ERW pipe is manufactured by heating and fusing the edges of the steel to form the pipe.
The Company's ERW pipe is used primarily in pipelines, including water, natural gas and oil transmission and distribution systems, and in standard and structural pipe applications.

         Slabs and Non-Steel. The Company occasionally sells steel slabs when excess capacity is available and market conditions are favorable. The Company also sells products produced by its foundry operation and various by-products resulting from its steelmaking activities.

MARKETING; PRINCIPAL CUSTOMERS

         The Company sells its sheet and plate products primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 80% of the Company's sales in fiscal 1994. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company believes that sales of its products, either directly or through service centers or distributors, to automotive or appliance manufacturers have been immaterial. The Company has developed a broad customer base. In fiscal year 1994, the Company sold its products domestically to approximately 230 customers in 41 states and abroad through exporters to several customers in Canada and Mexico.

         The Company sells its ERW pipe to end-users and through distributors primarily in the western and central United States where demand for pipe fluctuates in partial response to oil and gas industry cycles. The Company also sells products in the export market. Export sales, which generally have lower margins than domestic sales, accounted for approximately 5.9%, 1.9% and 0.3% of the Company's net sales during fiscal years 1992, 1993 and 1994, respectively. Export sales have decreased as a result of the Company's involvement in certain trade cases in Canada and Mexico and improved domestic market conditions.

         The Company's principal direct marketing efforts are in the western and central United States. Five sales representatives are employed in the western market, two of whom are located in the greater Los Angeles area, the largest single market for steel in the western United States. Based on industry information and the Company's own estimates, the Company believes that it sells a significant portion of the hot-rolled sheet and plate purchased in the eleven western states.

         In the central United States, the Company currently has a small share of the market. Management believes, however, that there are attractive opportunities for revenue growth in this market. Substantially all of Geneva's sales in the central United States are made through a sales arrangement with Mannesmann Pipe and Steel Corporation ("Mannesmann"), the United States steel marketing subsidiary of Mannesmann A.G., a major German industrial company.
The sales arrangement entitles Mannesmann to sell the Company's products in 15 central states and to certain of the Company's customers in the eastern United States, and to receive a variable commission on its sales. Mannesmann has an exclusive right to sell the Company's products in these areas, except that the Company is entitled to make direct sales subject to a commission payable to Mannesmann on certain sales. Within the 15 central states mentioned above, Mannesmann is prohibited from selling products that compete with the Company's products. The payment terms provide that Mannesmann make a production prepayment of up to $10 million. The Company is currently considering amending its agreement with Mannesmann to increase the amount of the production prepayment to $20 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The prepayment is recorded as a production prepayment until the product is shipped, at which time the sale is recorded. The arrangement may be terminated upon six month's notice by either Mannesmann or the Company in December 1995 and at three-year intervals thereafter. Mannesmann accounted for approximately 41% and 42% of the Company's net sales in fiscal years 1993 and 1994, respectively. Any termination or disruption of the Company's arrangements with Mannesmann could have a material adverse effect on the Company's results of operations and financial condition.

         The Company's strategy is to maintain its core market in the western United States, where its market position is the strongest, and to increase growth in the midwest and eastern regions, while focusing on profit maximization. The Company believes that service centers and distributors account for a substantially larger proportion of its sales than of sales for the industry as a whole. In addition, demand from this customer group historically has experienced wide fluctuations due to substantial changes in the group's inventory levels. In view of these factors, the Company intends to develop a more diverse customer base, including steel processors and various end-users, while retaining strong relationships with service center and distributor customers. The Company expects its modernization efforts to play a critical role in the implementation of these strategies by enabling the Company to provide higher quality products and to gain access to a wider range of customers than previously permitted.

         The Company generally produces steel in response to specific orders. As of November 30, 1994, the Company had estimated total orders on hand for approximately 257,000 tons compared to approximately 307,000 tons as of November 30, 1993. The Company does not believe that its orders on hand are necessarily indicative of future operating results.

EMPLOYEES; LABOR AGREEMENT

         The Company has a workforce of approximately 2,680 full-time employees, of whom approximately 540 are salaried and approximately 2,140 are hourly. The Company's 194 operating management personnel generally have had considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 10 to 20 years. The Company's senior operating managers have an average of over 25 years of industry experience.

         Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under a collective bargaining agreement that expires in February 1995. The Company believes that its labor agreement is an important competitive advantage. Although the Company's wage rates under the agreement are high by local standards and comparable to regional competitors, its total hourly labor costs are substantially below recent industry averages compiled by the American Iron and Steel Institute. Unlike labor agreements negotiated by many other domestic integrated steel producers, the Company's labor agreement does not contain traditional work rules, limits the Company's financial pension obligations to a defined contribution plan, entitles the Company to reduce its profit sharing obligations by an amount equal to a portion of its capital expenditures, and does not require the Company to pay any retiree medical expenses. The Company did not assume any pension obligations or retiree medical obligations related to workers' service while the plant was owned by USX.

         The Company's labor agreement also contains a performance dividend plan designed to reward employees for increased shipments of steel products. Compensation under the plan includes a monthly guarantee of $.33 per hour for all represented workers. The guaranteed payment is based on an annualized shipment rate of 1.5 million tons. As shipments increase above this level, compensation under the plan also increases.

         Geneva has also implemented a performance dividend plan for all non-union employees that provides additional compensation as shipment levels increase. Unlike the union plan, however, there are no guaranteed payments.

         The Company's profit sharing obligations under the labor agreement are based on earnings before taxes, extraordinary items and profit sharing. Unlike the profit sharing arrangements of many major domestic integrated steel producers, the Company's profit sharing obligations are reduced by an amount equal to a portion of its capital expenditures. The Company is required to contribute each year to the profit sharing pool 10% of earnings before taxes, extraordinary items and profit sharing after deducting 25% of the first $50 million of capital expenditures and 30% of all additional capital expenditures in such year (including, in each case, capital maintenance). All payments made to workers under the union performance dividend plan are deducted from any profit sharing obligations otherwise required.

         Given the expiration of the labor agreement in February 1995, the Company will commence negotiations with the United Steelworkers of America in the near-term. There can be no assurance regarding the effect of future labor negotiations or the outcome thereof.

RAW MATERIALS AND RELATED SERVICES

         The Company is strategically located near major deposits of several of the principal raw materials used to make steel, including iron ore, high volatile coal, limestone and natural gas. The Company believes that, in certain instances, this proximity, together with the Company's importance as a customer to suppliers of these materials, enhances its ability to obtain competitive terms for these raw materials. As the Company evaluates emerging technologies for the production of iron and steel, it intends to focus on those technologies that allow increased utilization of resources available in the western United States.

         Iron Ore. The Company's steelmaking process can use both iron ore and iron ore pellets. In recent years, the Company has used a higher percentage of iron ore pellets in an effort to maximize operating efficiencies of its blast furnaces in response to increased production needs. Iron ore pellets are generally purchased from USX as discussed below and also purchased in the spot market. As the Company increases production levels, it may continue to use a higher percentage of iron ore pellets. The Company obtains its iron ore from deposits at mines in Utah. The ore is mined by an independent contractor under claims owned by the Company and transported by railroad to the steel mill. The Company expects future costs of recovery of this ore to increase gradually as the reserves are depleted.

         The Company has historically purchased iron ore pellets from USX pursuant to a contract that expired in August 1994 under which USX was obligated to supply, and the Company was obligated to purchase, 58% of the Company's iron unit requirements. The Company believes USX agreed to a new contract that includes higher pellet prices; nevertheless, USX has recently attempted to reopen contract negotiations in an effort to obtain even more favorable pricing terms. The Company is currently attempting to resolve the matter with USX.

         Coal and Coke. The coke batteries operated by the Company require a blend of various grades of metallurgical coal. The Company currently obtains high volatile coal from a mine in western Colorado owned by Pacific Basin Resources under a contract that expires in March 1997. The Company also purchases various grades of coal under short-term contracts from sources in the eastern United States. Although the Company believes that such coal is available from several alternative eastern suppliers, the Company is subject to price volatility resulting from fluctuations in the spot market. In the future, the Company may purchase eastern coal under longer-term contracts. There can be no assurance that the Company's blend of coal will not change or that its overall cost of coal will not increase.

         The Company is currently purchasing coke as a result of its increasing steel production and decreasing capacity to produce its own coke. The ability of other domestic integrated steel mills to produce coke is also decreasing, thereby increasing the demand for purchased coke in the United States. The Company purchases coke from sources in Japan and China pursuant to two separate agreements. As the Company's consumption of purchased coke increases, the Company's average cost of coke used in the manufacturing process will be higher.

         Energy. The Company's steel operations consume large amounts of oxygen, electricity and natural gas. The Company purchases oxygen under a contract with Big Three Industries, Inc. expiring in calendar year 1998. The oxygen is delivered from an air separation plant located on the Company's premises but owned by the supplier. In July 1990, the Company entered into an agreement with Praxair, Inc. ("Praxair") to construct, own and operate a facility (the "Oxygen Facility") at the steel mill for the production, compression, storage and vaporization of additional oxygen, as well as nitrogen and argon. The contract expires in 2006 and specifies that the cost associated with the construction and operation of the Oxygen Facility be borne by Praxair. The Company is required to pay a monthly charge for the right to receive 100% of the production of the Oxygen Facility. Management anticipates that additional oxygen capacity will be necessary as a result of the Company's efforts to increase production levels.

         The Company generates a substantial portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases the remainder of its electrical requirements from Utah Power & Light Company ("UP&L") under a 90 megawatt interruptible power contract expiring in 1999. The contract provides for price increases tied to the cost of energy used by the utility to produce electricity. The Company has also entered into a firm power contract expiring in 1999 with UP&L under which the Company is entitled to purchase additional electrical needs. The firm contract provides for energy charges and price increases similar to the interruptible contract but also includes a significantly higher capacity charge.

         Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline. The Rocky Mountain region has substantial deposits of natural gas.

         Other. The Company's mill is served by both the Southern Pacific Transportation Company and the Union Pacific Railroad Company. The Company believes that it is one of the largest western customers of each railroad. The Company's location in the western United States facilitates backhauling, which reduces freight costs. The Company has negotiated various reductions in its transportation rates. The Company also owns mining claims in a limestone quarry located approximately 30 miles from the Company's plant. The limestone is mined by the Company and transported by railroad to the mill.

         The Company uses scrap metal obtained from its own operations and external sources in its steelmaking process. As the Company increases its production volume, improves yield or implements additional ironmaking processes, such as the plasma-fired cupola, that utilize scrap, management anticipates that increased amounts of scrap will be purchased.

         The cost of the Company's raw materials, including energy, has been susceptible in the past to fluctuations in price and availability and is expected to increase over time. Worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher raw material costs. The Company's future profitability will be adversely affected to the extent it is unable to pass on higher raw material costs to its customers.

COMPETITION AND OTHER MARKET FACTORS

         The Company competes with domestic and foreign steel producers on the basis of price, quality and service. Many of the Company's competitors are larger, have greater capital resources, more modern technology and larger sales organizations than the Company. Intense worldwide sales competition exists for all the Company's products. Both the industry and the Company face increasing competition from producers of certain materials such as aluminum, composites, plastics and concrete which compete with steel in many markets.

         The Company believes that certain of its raw material arrangements, particularly with respect to energy, and its current labor contract are favorable in relation to those of the domestic steel industry as a whole. The Company believes that its geographic location enhances its ability to compete in the western United States. Although product quality has improved significantly as a result of the continuous caster and other capital improvements, the Company is presently at a competitive disadvantage with respect to certain product quality factors, particularly with respect to sheet products. The Company believes, however, that its ongoing modernization efforts will continue to enhance the competitiveness of its products. Nevertheless, standards of quality in the steel industry are rising as buyers continually expect higher quality products. Foreign and domestic producers continue to invest heavily to achieve increased production efficiencies and product quality.

         The steel industry is cyclical in nature and highly competitive. Moreover, overall throughput capacity and competition are increasing due primarily to construction of mini-mills and improvements in production efficiencies. The Company, like other steel producers, is highly sensitive to price and production volume changes. Consequently, any downward movement could have an adverse effect on the Company given its high fixed costs of operations.

         Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against several other currencies. Despite a substantial decline in the value of the United States dollar relative to certain foreign currencies, steel imports have recently increased significantly due to the strength of the United States economy, higher domestic prices for steel products and other factors. Although foreign economies and currency exchange rates are subject to substantial fluctuations, there can be no assurance that this condition will not continue. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. Existing trade laws and regulations may be inadequate to prevent unfair trade practices whereby imports could pose increasing problems for the domestic steel industry and the Company.

         In June 1992, the Company joined with other domestic steel producers in filing cases with the United States Department of Commerce and International Trade Commission (the "ITC") alleging that producers in certain foreign countries had engaged in unlawful subsidization and dumping practices. In July 1993, the ITC issued final injury determinations in the flat-rolled steel cases. As a result, anti-dumping and countervailing duties are now collected on all imports covered by the affirmative ITC determinations, including cut-to-length plate, a product produced by the Company. The domestic producers and many of the foreign producers appealed the ITC determinations. The appeal of the Canadian producers was heard by the NAFTA Binational Panel which issued its opinion and order on October 31, 1994. The order does not appear to require any material change to the existing duties applicable to the cut-to-length plate products of such Canadian producers. If the remaining appeals result in a significant reduction or complete lifting of existing duties, it could have an adverse effect on prevailing prices for the Company's cut-to-length plate products.

         During the past three years, steel producers in Canada and Mexico have filed trade cases in their respective countries against domestic steel producers, including the Company. The Canadian cases have been concluded and the Mexican cases are at various stages of resolution. Because the Company's exports into these countries have been immaterial over the past two years, these cases have not had a material effect on the Company.

         Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills are generally smaller volume steel producers which use ferrous scrap metal as their basic raw material and serve regional markets. These operations generally produce lower margin, commodity type steel goods such as bars, rods and structural products. A number of mini-mills also produce plate and pipe products that compete directly with the Company's products. In addition, three mini-mills have announced intentions to construct facilities that will produce wide plate in coil form, thereby potentially competing with products produced by the Company. Recently developed thin slab/direct rolling techniques have allowed mini-mills to produce the types of sheet products that have traditionally been supplied by integrated producers. Two mini-mills located in the midwestern United States produce these types of sheet products. Moreover, several competitors have announced or expressed an intention to construct new sheet product facilities that, if constructed, are expected to significantly increase domestic steel production and thereby further increase competition.

ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharge, and solid and hazardous waste disposal. The Company believes that it is in compliance in all material respects with all currently applicable environmental regulations.

         The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $2.2 million for environmental capital improvements in fiscal years 1995 and 1996. Such improvements include potential upgrades to the Company's coking operation ($2.0 million) and a wastewater diffuser system ($0.2 million). Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

         Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the U.S. Environmental Protection Agency and the states have authority to impose liability on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Other environmental laws and regulations may also impose liability on the Company for conditions existing prior to the Company's acquisition of the steel mill.

         At the time of the Company's acquisition of the steel mill, the Company and USX identified certain hazardous and solid waste sites and other environmental conditions which existed prior to the acquisition. USX has agreed to indemnify the Company (subject to the sharing arrangements described below) for any fines, penalties, costs (including costs of clean-up, required studies, and reasonable attorneys' fees), or other liabilities for which the Company becomes liable due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of any environmental law, is otherwise required by applicable judicial or administrative action, or is determined to trigger civil liability (the "Pre-existing Environmental Liabilities"). The Company has provided a similar indemnity (but without any similar sharing arrangement) to USX for conditions that may arise after the acquisition. Although the Company has not completed a comprehensive analysis of the extent of the Pre-existing Environmental Liabilities, such liabilities could be material.

         Under the acquisition agreement between the two parties, the Company and USX agreed to share on an equal basis the first $20 million of costs incurred by either party to satisfy any government demand for studies, closure, monitoring, or remediation at specified waste sites or facilities or for other claims under CERCLA or the Resource Conservation and Recovery Act. The Company is not obligated to contribute more than $10 million for the clean-up of wastes generated prior to the acquisition. The Company believes that it has paid the full $10 million necessary to satisfy its obligations under the cost-sharing arrangement. USX has recently advised the Company, however, of its position that a portion of the amount paid by the Company may not be properly credited against Geneva's obligations. Although the Company believes that USX's position is without merit, there can be no assurance that this matter will be resolved without litigation. Moreover, the Company's ability to obtain indemnification from USX in the future will depend on factors which may be beyond the Company's control and may also be subject to dispute.

ITEM 2.  PROPERTIES.

         The Company's principal properties consist of the approximately 1,400-acre site on which the steel mill and related facilities are located, the Company's iron ore mines in southern Utah and the limestone quarry near the steel mill. The Company also leases from the State of Utah, under a lease expiring in 2016, a 300-acre site which includes a retention pond. The retention pond is a significant part of the Company's water pollution control facilities. Although the Company's facilities are generally suitable to its needs, the Company believes that such facilities will continue to require future improvements and additional modernization projects in order to remain competitive. See Item 1. "Business--Capital Projects" and "--Competition and Other Market Factors."


ITEM 3.  LEGAL PROCEEDINGS.

         In addition to the matters described under Item 1.
"Business--Competition and Other Market Factors," the Company is a party to routine legal proceedings incident to its business. In the opinion of management, none of the proceedings to which the Company is currently a party are expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is listed and traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the symbol "GNV." The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock as reported on the NYSE Composite Tape.

Fiscal Year Ended September 30, 1993                                        HIGH              LOW
  First Quarter ended December 31                                           $12               $ 6 7/8
  Second Quarter ended March 31                                              14 7/8            10 1/2
  Third Quarter ended June 30                                                16                12
  Fourth Quarter ended September 30                                          14 3/8             9 5/8

Fiscal Year Ended September 30, 1994                                        HIGH              LOW

  First Quarter ended December 31                                           $18 1/2           $11 7/8
  Second Quarter ended March 31                                              21 3/8            13 1/4
  Third Quarter ended June 30                                                20                13 3/8
  Fourth Quarter ended September 30                                          21 1/4            15 1/2

As of November 30, 1994, the Company had 13,113,488 shares of Class A Common Stock outstanding, held by 587 stockholders of record, and 20,639,688 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock.

The Company currently anticipates that it will retain all available funds to finance its capital expenditures and other business activities, and it does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving credit facility and senior notes restrict the amount of dividends that the Company may pay. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Financial Statements included in this Report.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference to page 15 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference to pages 16 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference to pages 22 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Nominees for Election as Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 28, 1995. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1994, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 28, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 28, 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     Documents Filed:

                 1. Financial Statements. The following Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 are incorporated by reference in
                          Item 8 of this Report:

                          -       Report of Independent Public Accountants

                          -       Balance Sheets at September 30, 1994 and 1993

                          - Statements of Operations for the years ended September 30, 1994, 1993 and 1992

                          - Statements of Stockholders' Equity for the years ended September 30, 1994, 1993 and 1992

                          - Statements of Cash Flows for the years ended September 30, 1994, 1993 and 1992

                          -       Notes to Financial Statements

                 2. Financial Statement Schedules. The following Financial Statement Schedules of the Company for the years ended September 30, 1994, 1993 and 1992 are filed as part of this Report and should be read in conjunction with the Company's Financial Statements and Notes thereto:

                          Schedule                                                                    Page
                          --------                                                                    ----

                          V -     Property, Plant and Equipment                                        19

                          VI -    Accumulated Depreciation and Amortization of Property,               20
                                   Plant and Equipment

                          VIII -  Valuation and Qualifying Accounts                                    21

                          IX -    Short-Term Borrowings                                                22

                          X -     Supplementary Income Statement Information                           23

                          Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

         (b)     Reports on Form 8-K

                 None.

         (c)     Exhibits


            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ---------------------------------------------------                  ------------       --------
              3.1       Revised Articles of Incorporation of the Registrant                      (1)

              3.2       Articles of Amendment dated February 17, 1993 to the                     (2)
                        Registrant's Revised Articles of Incorporation

              3.3       Articles of Amendment dated March 12, 1993 to the                        (3)
                        Registrant's Revised Articles of Incorporation

              3.4       Restated Bylaws of the Registrant dated March 12, 1993                   (2)

              4.1       Specimen Certificate of the Registrant's Class A Common                  (1)
                        Stock, no par value

              4.2       Specimen Certificate of the Registrant's Series B Preferred              (4)
                        Stock, no par value

              10.1      Asset Sales Agreement between USX and the Registrant dated as            (1)
                        of June 26, 1987, as Amended and Restated August 31, 1987

              10.2      Registration Rights Agreement among the signatories listed on            (1)
                        the signature pages thereof and the Registrant dated November
                        6, 1989

              10.3      License Agreement between ENSR Corporation and the Registrant            (1)
                        dated December 8, 1988

              10.4      Amended and Restated Revolving Credit Agreement among the                                   X
                        Registrant, the Lender Parties named therein, Citibank, N.A., and Citicorp U.S.A., Inc., dated as of November 4, 1994

              10.5      Receivables Purchase Agreement between the Registrant and                                   X
                        Geneva Steel Funding Corporation ("GSFC") dated as of
                        November 4, 1994, including Annex

              10.6      Pooling and Servicing Agreement among GSFC, the Registrant                                  X
                        and Bankers Trust Company, as trustee, dated as of November
                        4, 1994, including Annex

              10.7      Series 1994-1 Supplement to Pooling and Servicing Agreement                                 X
                        among GSFC, the Registrant and Bankers Trust Company, as
                        trustee, dated as of November 4, 1994, including Annex

              10.8      Certificate Purchase Agreement among GSFC, the Registrant,                                  X
                        Corporate Receivables Corporation, the Liquidity Providers
                        named therein, and Citicorp North America, Inc., dated as of
                        November 4, 1994, including Annex

              10.9      Sales Representation Agreement between Mannesmann Pipe &                 (1)
                        Steel Corporation and the Registrant dated December 8, 1988


              10.10      Amendment to Sales Representation Agreement between                     (5)
                         Mannesmann Pipe & Steel Corporation and the Registrant dated
                         April 18, 1991







            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ------------------------------------------------------------         ------------       --------

             10.11      Amendment to Sales Representation Agreement between                      (6)
                        Mannesmann Pipe & Steel Corporation and the Registrant dated
                        April 17, 1992

             10.12      Geneva Steel Key Employee Plan*                                          (7)

             10.13      Amendment to Geneva Steel Key Employee Plan dated May 12,                (5)
                        1991*

             10.14      Form of Non-Statutory Stock Option Agreement*                            (1)

             10.15      Management Employee Savings and Pension Plan, as amended and             (8)
                        restated effective October 1, 1992*

             10.16      Form of revised Executive Split Dollar Insurance Agreement*              (8)

             10.17      Form of revised Executive Supplemental Retirement Agreement*             (8)

             10.18      Union Employee Savings and Pension Plan                                  (1)

             10.19      First Amendment to Union Employee Savings and Pension Plan               (7)
                        dated June 14, 1990 and Excess Plan for Union Employees dated
                        June 14, 1990

             10.20      Second Amendment to Union Employee Savings and Pension Plan,             (5)
                        as amended and restated January 1, 1990

             10.21      Collective Bargaining Agreement between United Steelworkers              (1)
                        of America and the Registrant ("Collective Bargaining
                        Agreement") dated September 1, 1989

             10.22      Amendment to Collective Bargaining Agreement dated June 18,              (7)
                        1990

             10.23      Amendment to Collective Bargaining Agreement dated September             (9)
                        1, 1993

             10.24      Agreement between Union Carbide Industrial Gases, Inc. and               (7)
                        the Registrant dated July 12, 1990, as amended August 3, 1990
                        (the "Union Carbide Agreement")

             10.25      Amendment to the Union Carbide Agreement dated December 1,               (8)
                        1992

             10.26      Oxygen Supply Agreement between Big Three Industrial Gas,                (7)
                        Inc. (successor in interest to Liquid Air Corporation) and the Registrant dated September 27, 1988 and Amendment thereto dated June 8, 1990

             10.27      Coilbox License Agreement between Stelco Technical Services              (1)
                        Limited and the Registrant dated August 23,
                        1989

             10.28      License Agreement for the K-OBM Process between                          (1)
                        Klockner Contracting and Technologies GmbH and the Registrant
                        dated November 25, 1989






            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ------------------------------------------------------------         ------------       --------
             10.29      Special Use Lease Agreement No. 897 between the State of Utah            (8)
                        and the Registrant dated January 13, 1992 and Amendment
                        thereto dated June 19, 1992

             10.30      Indenture dated as of January 15, 1994 between the Registrant            (10)
                        and Bankers Trust Company, as Trustee, including a form of 9
                        1/2% Senior Note due 2004

             10.31      Indenture dated as of March 15, 1993 between the Registrant              (3)
                        and The Bank of New York, as Trustee, including a form of 11
                        1/8% Senior Note due 2001

             10.32      License Agreement relating to the desulfurization process                (1)
                        between BS&B Engineering Company, Inc. and the Registrant
                        dated March 1, 1990

             10.33      Lo-Cat(R) Licensing Agreement between ARI Technologies, Inc.             (7)
                        and the Registrant dated April 16, 1990

             10.34      Agreement relating to the closure of hazardous waste surface             (7)
                        impoundments between USX Corporation, the Registrant and
                        Duncan Lagnese Associates, Incorporated dated October 22,
                        1990

             10.35      Agreement for the Sale and Purchase of Coal among Pacific                (5)
                        Basin Resources (a division of Oxbow Carbon and Minerals,
                        Inc.), Somerset Mining Company and the Registrant dated April
                        11, 1991

             10.36      Agreement for the Sale and Purchase of Coke between                      (9)
                        the Registrant and Mitsubishi International Corporation dated
                        November 9, 1993 (the "Mitsubishi Agreement")

             10.37      Amendment to the Mitsubishi Agreement dated as of December               (11)
                        28, 1993

             10.38      Agreement for Sale and Purchase of Coke between the                      (12)
                        Registrant and Pacific Basin Resources (a division of Oxbow
                        Carbon and Minerals, Inc.) dated April 29, 1994

             10.39      Warrant Agreement dated as of March 16, 1993 between the                 (2)
                        Registrant and The Bank of New York, as Warrant Agent

             10.40      Form of Indenture between the Registrant and the Trustee                 (3)
                        thereunder related to the Exchange Debentures, including a form of Exchange Debenture

               13       Selected portions of the Registrant's Annual Report to                                      X
                        Shareholders for the year ended September 30, 1994 which are incorporated by reference in Parts II and IV of this Report

               21       Subsidiaries of the Registrant                                                              X

               23       Consent of Arthur Andersen LLP, independent public                                          X
                        accountants

               27       Financial Data Schedule                                                                     X

                 -------------
                 * Management contract or compensatory plan or arrangement.

                 (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

                 (2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

                 (3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

                 (4) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

                 (5) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

                 (6) Incorporated by reference to the Current Report on Form 8-K dated May 22, 1992.

                 (7) Incorporated by reference to the Registration Statement on Form S-1 dated November 5, 1990, File No. 33-37238.

                 (8) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

                 (9) Incorporated by reference to the Current Report on Form 8-K dated December 2, 1993.

                 (10) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

                 (11) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

                 (12) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.


         (d)     Financial Statement Schedules
                 See pages 18 through 23 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geneva Steel Company:

         We have audited in accordance with generally accepted auditing standards, the financial statements incorporated by reference in Item 8 of this Form 10-K, and have issued our report thereon dated October 28, 1994 (except with respect to the matters discussed in Note 2 and Note 9 as to which the date is November 30, 1994). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 28, 1994

                              GENEVA STEEL COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (Dollars in Thousands)



                                              Balance at
                                               Beginning       Additions at                        Balance at
             Classifications                    of Year            Cost          Retirements       End of Year
             ---------------                  ----------       ------------      -----------       -----------
Year Ended September 30, 1994

Land  . . . . . . . . . . . . . . . . . .      $  1,931          $     --          $  --            $  1,931
Buildings . . . . . . . . . . . . . . . .         3,725            12,367             --              16,092
Machinery and equipment . . . . . . . . .       369,490           152,551           (312)            521,729
Mineral property and development costs. .         8,425                --             --               8,425
                                               --------          --------          -----            --------
                                               $383,571          $164,918          $(312)           $548,177
                                               ========          ========          =====            ========

Year Ended September 30, 1993

Land  . . . . . . . . . . . . . . . . . .      $  1,931          $     --          $  --            $  1,931
Buildings . . . . . . . . . . . . . . . .         3,725                --             --               3,725
Machinery and equipment . . . . . . . . .       288,253            81,251            (14)            369,490
Mineral property and development costs. .         7,142             1,283             --               8,425
                                               --------          --------          -----            --------
                                               $301,051          $ 82,534          $ (14)           $383,571
                                               ========          ========          =====            ========


Year Ended September 30, 1992

Land  . . . . . . . . . . . . . . . . . .      $  1,931          $     --          $  --            $  1,931
Buildings . . . . . . . . . . . . . . . .         3,725                --             --               3,725
Machinery and equipment . . . . . . . . .       221,694            66,617            (58)            288,253
Mineral property and development costs. .         7,142                --             --               7,142
                                               --------          --------          -----            --------
                                               $234,492          $ 66,617          $ (58)           $301,051
                                               ========          ========          =====            ========

                              GENEVA STEEL COMPANY

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (Dollars in Thousands)


                                                                Additions
                                              Balance at        Charged to
                                               Beginning         Costs and                        Balance at
Description                                     of Year           Expenses       Retirements      End of Year
- -----------                                   ----------        ----------       -----------      -----------
Year Ended September 30, 1994

Land  . . . . . . . . . . . . . . . . . .       $    --          $    --            $  --           $    --
Buildings . . . . . . . . . . . . . . . .           704              249               --               953
Machinery and equipment . . . . . . . . .        67,712           25,748             (202)           93,258
Mineral property and development costs. .           565              115               --               680
                                                -------          -------            -----           -------
                                                $68,981          $26,112            $(202)          $94,891
                                                =======          =======            =====           =======



Year Ended September 30, 1993

Land  . . . . . . . . . . . . . . . . . .       $    --          $    --           $   --           $    --
Buildings . . . . . . . . . . . . . . . .           586              118               --               704
Machinery and equipment . . . . . . . . .        47,529           20,194              (11)           67,712
Mineral property and development costs. .           139              426               --               565
                                                -------          -------            -----           -------
                                                $48,254          $20,738           $  (11)          $68,981
                                                =======          =======           ======           =======


Year Ended September 30, 1992

Land  . . . . . . . . . . . . . . . . . .       $    --          $    --           $   --           $    --
Buildings . . . . . . . . . . . . . . . .           468              118               --               586
Machinery and equipment . . . . . . . . .        29,836           17,724              (31)           47,529
Mineral property and development costs. .            38              101               --               139
                                                -------          -------            -----           -------
                                                $30,342          $17,943           $  (31)          $48,254
                                                =======          =======           ======           =======

                              GENEVA STEEL COMPANY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (Dollars in Thousands)


                                                                  Additions
                                               Balance at        Charged to       Deductions,        Balance
                                                Beginning        Costs and          Net of           at End
Description                                      of Year          Expenses        Recoveries         of Year
- -----------                                    ----------        ----------       -----------        -------
Year Ended September 30, 1994
    Allowance for doubtful accounts . . .        $2,983            $4,826          $(4,696)          $3,113
                                                 ======            ======          ========          ======

Year Ended September 30, 1993
    Allowance for doubtful accounts . . .        $3,413            $5,230          $(5,660)          $2,983
                                                 ======            ======          ========          ======

Year Ended September 30, 1992
    Allowance for doubtful accounts . . .        $2,142            $5,658          $(4,387)          $3,413
                                                 ======            ======          ========          ======

                              GENEVA STEEL COMPANY

                      SCHEDULE IX - SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (Dollars in Thousands)


                                                                         Maximum      Average (1)    Weighted (2)
                                                         Weighted        Amount         Amount         Average
                                           Balance        Average      Outstanding    Outstanding   Interest Rate
Category of aggregate                       at End       Interest      During the     During the     During the
 short-term borrowings                      of Year        Rate           Year           Year           Year
- ----------------------                    ---------    -----------    -------------   -----------   -------------
Year Ended September 30, 1994
    Amounts payable to a syndicate of
     banks for borrowings . . . . . . .   $  32,348           9.25%      $32,348       $   5,072           9.02%
                                          =========    ===========       =======       =========      =========

Year Ended September 30, 1993
    Amounts payable to a syndicate of
     banks for borrowings . . . . . . .   $      --             --       $18,182       $   2,937           7.03%
                                          =========    ===========       =======       =========      =========

Year Ended September 30, 1992
    Amounts payable to a syndicate of
     banks for borrowings . . . . . . .   $  18,182           6.91%      $18,182       $   5,250           7.57%
                                          =========    ===========       =======       =========      =========


         Amounts payable to a syndicate of banks for borrowings represent obligations under a revolving credit facility.

______________________
(1) Average amount outstanding during the year has been calculated by averaging the month end outstanding balances.

(2) Weighted average interest rate has been calculated based on the average monthly interest rate charged on daily outstanding balances.

                              GENEVA STEEL COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (Dollars in Thousands)


                                                                       Charged to Costs and Expenses
                                                             -------------------------------------------------
                                                               1994                  1993                1992
                                                               ----                  ----                ----
Maintenance and repairs . . . . . . . . . . . . . . . . .    $67,729               $56,440             $52,866

    Other information required by Rule 12-11 has been omitted because the item did not exceed 1% of net sales as presented in the Company's financial statements and accompanying notes included in this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1994.

                                        GENEVA STEEL COMPANY


                                        By: Joseph A. Cannon
                                            __________________________
                                           Joseph A. Cannon,
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                                       Title                                  Date
            ---------                                       -----                                  ----
    Joseph A. Cannon                             Chairman of the Board and Chief             December 28, 1994
- ---------------------------------------           Executive Officer
Joseph A. Cannon                                  (Principal executive officer)

    Robert J. Grow                               President and Chief Operating               December 28, 1994
- ---------------------------------------           Officer and Director
Robert J. Grow

    Richard D. Clayton                           Executive Vice President, Vice              December 28, 1994
- ---------------------------------------           President of Environment and
Richard D. Clayton                                Director

    Dennis L. Wanlass                             Vice President, Treasurer and               December 28, 1994
- ---------------------------------------            Chief Financial Officer
Dennis L. Wanlass                                  (Principal financial and
                                                   accounting officer)


    A. Blaine Huntsman                            Director                                    December 28, 1994
- ---------------------------------------
A. Blaine Huntsman

    A. Thurl Jacobson                             Director                                    December 22, 1994
- ---------------------------------------
A. Thurl Jacobson

    Arch L. Madsen                                Director                                    December 28, 1994
- ---------------------------------------
Arch L. Madsen

    R. J. Shopf                                   Director                                    December 28, 1994
- ---------------------------------------
R. J. Shopf

                                                           EXHIBIT INDEX

            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ---------------------------------------------------                  ------------       --------
              3.1       Revised Articles of Incorporation of the Registrant                      (1)

              3.2       Articles of Amendment dated February 17, 1993 to the                     (2)
                        Registrant's Revised Articles of Incorporation

              3.3       Articles of Amendment dated March 12, 1993 to the                        (3)
                        Registrant's Revised Articles of Incorporation

              3.4       Restated Bylaws of the Registrant dated March 12, 1993                   (2)

              4.1       Specimen Certificate of the Registrant's Class A Common                  (1)
                        Stock, no par value

              4.2       Specimen Certificate of the Registrant's Series B Preferred              (4)
                        Stock, no par value

              10.1      Asset Sales Agreement between USX and the Registrant dated as            (1)
                        of June 26, 1987, as Amended and Restated August 31, 1987

              10.2      Registration Rights Agreement among the signatories listed on            (1)
                        the signature pages thereof and the Registrant dated November
                        6, 1989

              10.3      License Agreement between ENSR Corporation and the Registrant            (1)
                        dated December 8, 1988

              10.4      Amended and Restated Revolving Credit Agreement among the                                   X
                        Registrant, the Lender Parties named therein, Citibank, N.A., and Citicorp U.S.A., Inc., dated as of November 4, 1994

              10.5      Receivables Purchase Agreement between the Registrant and                                   X
                        Geneva Steel Funding Corporation ("GSFC") dated as of
                        November 4, 1994, including Annex

              10.6      Pooling and Servicing Agreement among GSFC, the Registrant                                  X
                        and Bankers Trust Company, as trustee, dated as of November
                        4, 1994, including Annex

              10.7      Series 1994-1 Supplement to Pooling and Servicing Agreement                                 X
                        among GSFC, the Registrant and Bankers Trust Company, as
                        trustee, dated as of November 4, 1994, including Annex

              10.8      Certificate Purchase Agreement among GSFC, the Registrant,                                  X
                        Corporate Receivables Corporation, the Liquidity Providers
                        named therein, and Citicorp North America, Inc., dated as of
                        November 4, 1994, including Annex

              10.9      Sales Representation Agreement between Mannesmann Pipe &                 (1)
                        Steel Corporation and the Registrant dated December 8, 1988


              10.10      Amendment to Sales Representation Agreement between                     (5)
                         Mannesmann Pipe & Steel Corporation and the Registrant dated
                         April 18, 1991







            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ------------------------------------------------------------         ------------       --------

             10.11      Amendment to Sales Representation Agreement between                      (6)
                        Mannesmann Pipe & Steel Corporation and the Registrant dated
                        April 17, 1992

             10.12      Geneva Steel Key Employee Plan*                                          (7)

             10.13      Amendment to Geneva Steel Key Employee Plan dated May 12,                (5)
                        1991*

             10.14      Form of Non-Statutory Stock Option Agreement*                            (1)

             10.15      Management Employee Savings and Pension Plan, as amended and             (8)
                        restated effective October 1, 1992*

             10.16      Form of revised Executive Split Dollar Insurance Agreement*              (8)

             10.17      Form of revised Executive Supplemental Retirement Agreement*             (8)

             10.18      Union Employee Savings and Pension Plan                                  (1)

             10.19      First Amendment to Union Employee Savings and Pension Plan               (7)
                        dated June 14, 1990 and Excess Plan for Union Employees dated
                        June 14, 1990

             10.20      Second Amendment to Union Employee Savings and Pension Plan,             (5)
                        as amended and restated January 1, 1990

             10.21      Collective Bargaining Agreement between United Steelworkers              (1)
                        of America and the Registrant ("Collective Bargaining
                        Agreement") dated September 1, 1989

             10.22      Amendment to Collective Bargaining Agreement dated June 18,              (7)
                        1990

             10.23      Amendment to Collective Bargaining Agreement dated September             (9)
                        1, 1993

             10.24      Agreement between Union Carbide Industrial Gases, Inc. and               (7)
                        the Registrant dated July 12, 1990, as amended August 3, 1990
                        (the "Union Carbide Agreement")

             10.25      Amendment to the Union Carbide Agreement dated December 1,               (8)
                        1992

             10.26      Oxygen Supply Agreement between Big Three Industrial Gas,                (7)
                        Inc. (successor in interest to Liquid Air Corporation) and the Registrant dated September 27, 1988 and Amendment thereto dated June 8, 1990

             10.27      Coilbox License Agreement between Stelco Technical Services              (1)
                        Limited and the Registrant dated August 23,
                        1989

             10.28      License Agreement for the K-OBM Process between                          (1)
                        Klockner Contracting and Technologies GmbH and the Registrant
                        dated November 25, 1989






            EXHIBIT                                                                          INCORPORATED         FILED
              NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
            -------     ------------------------------------------------------------         ------------       --------
             10.29      Special Use Lease Agreement No. 897 between the State of Utah            (8)
                        and the Registrant dated January 13, 1992 and Amendment
                        thereto dated June 19, 1992

             10.30      Indenture dated as of January 15, 1994 between the Registrant            (10)
                        and Bankers Trust Company, as Trustee, including a form of 9
                        1/2% Senior Note due 2004

             10.31      Indenture dated as of March 15, 1993 between the Registrant              (3)
                        and The Bank of New York, as Trustee, including a form of 11
                        1/8% Senior Note due 2001

             10.32      License Agreement relating to the desulfurization process                (1)
                        between BS&B Engineering Company, Inc. and the Registrant
                        dated March 1, 1990

             10.33      Lo-Cat(R) Licensing Agreement between ARI Technologies, Inc.             (7)
                        and the Registrant dated April 16, 1990

             10.34      Agreement relating to the closure of hazardous waste surface             (7)
                        impoundments between USX Corporation, the Registrant and
                        Duncan Lagnese Associates, Incorporated dated October 22,
                        1990

             10.35      Agreement for the Sale and Purchase of Coal among Pacific                (5)
                        Basin Resources (a division of Oxbow Carbon and Minerals,
                        Inc.), Somerset Mining Company and the Registrant dated April
                        11, 1991

             10.36      Agreement for the Sale and Purchase of Coke between                      (9)
                        the Registrant and Mitsubishi International Corporation dated
                        November 9, 1993 (the "Mitsubishi Agreement")

             10.37      Amendment to the Mitsubishi Agreement dated as of December               (11)
                        28, 1993

             10.38      Agreement for Sale and Purchase of Coke between the                      (12)
                        Registrant and Pacific Basin Resources (a division of Oxbow
                        Carbon and Minerals, Inc.) dated April 29, 1994

             10.39      Warrant Agreement dated as of March 16, 1993 between the                 (2)
                        Registrant and The Bank of New York, as Warrant Agent

             10.40      Form of Indenture between the Registrant and the Trustee                 (3)
                        thereunder related to the Exchange Debentures, including a form of Exchange Debenture

               13       Selected portions of the Registrant's Annual Report to                                      X
                        Shareholders for the year ended September 30, 1994 which are incorporated by reference in Parts II and IV of this Report

               21       Subsidiaries of the Registrant                                                              X

               23       Consent of Arthur Andersen LLP, independent public                                          X
                        accountants

               27       Financial Data Schedule                                                                     X

                 -------------
                 * Management contract or compensatory plan or arrangement.

                 (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

                 (2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

                 (3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

                 (4) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

                 (5) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

                 (6) Incorporated by reference to the Current Report on Form 8-K dated May 22, 1992.

                 (7) Incorporated by reference to the Registration Statement on Form S-1 dated November 5, 1990, File No. 33-37238.

                 (8) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

                 (9) Incorporated by reference to the Current Report on Form 8-K dated December 2, 1993.

                 (10) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

                 (11) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

                 (12) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.