Form 10-Q
period 1994-12-31
GENEVA STEEL
filed 1995-02-14
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

   13,118,183 and 20,639,688 shares of Class A and Class B common stock, respectively, outstanding as of January 27, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              GENEVA STEEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                  (Unaudited)


ASSETS


                                                December 31,      September 30,
                                                    1994              1994
                                                ------------      ------------
Current assets:
  Cash and cash equivalents                       $  2,540          $    --
  Accounts receivable, net                          44,939             47,907
  Inventories                                       75,506             86,009
  Prepaid expenses and other                         3,123              2,838
  Deferred income taxes                              6,719              6,407
                                                  --------           --------
       Total current assets                        132,827            143,161
                                                  --------           --------

Property, plant and equipment:
  Land                                               1,931              1,931
  Buildings                                         16,092             16,092
  Machinery and equipment                          522,527            521,729
  Mineral property and development
       costs                                         8,425              8,425
                                                  --------           --------
                                                   548,975            548,177
  Less accumulated depreciation                   (103,607)           (94,891)
                                                  --------           --------
       Net property, plant and equipment           445,368            453,286
                                                  --------           --------

Other assets                                        11,155             10,368
                                                  --------           --------
                                                  $589,350           $606,815
                                                  ========           ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 December 31,              September 30,
                                                                     1994                      1994
                                                                  ---------                ------------
Current liabilities:
  Accounts payable                                                $ 53,694                   $ 57,021
  Accrued payroll and related taxes                                 12,112                      9,178
  Accrued liabilities                                               19,459                     14,471
  Production prepayments                                            10,000                     10,000
  Accrued interest payable                                          12,746                      4,580
  Accrued pension and profit
       sharing costs                                                 1,790                      1,114
                                                                  --------                   --------
         Total current liabilities                                 109,801                     96,364
                                                                  --------                   --------


Long-term debt                                                     325,000                    357,348
                                                                  --------                   --------

Deferred income taxes                                                6,719                      6,407
                                                                  --------                   --------

Redeemable preferred stock                                          44,938                     43,032
                                                                  --------                   --------

Stockholders' equity:
  Preferred stock                                                     --                         --
  Common stock:
       Class A                                                      87,226                     87,193
       Class B                                                      10,896                     10,896
  Warrants to purchase Class A
       common stock                                                  5,360                      5,360
  Retained earnings                                                 18,368                     19,266
  Class A common stock held in
       treasury, at cost                                           (18,958)                   (19,051)
                                                                  --------                   --------
         Total stockholders' equity                                102,892                    103,664
                                                                  --------                   --------
                                                                  $589,350                   $606,815
                                                                  ========                   ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                    1994                       1993
                                                                  --------                   --------
Net sales                                                         $164,424                   $127,099
Cost of sales                                                      148,480                    115,626
                                                                  --------                   --------

  Gross margin                                                      15,944                     11,473

Selling, general and administrative
  expenses                                                           5,832                      5,682
                                                                  --------                   --------

  Income from operations                                            10,112                      5,791
                                                                  --------                   --------

Other income (expense):
  Interest and other income                                             28                        433
  Interest expense                                                  (8,753)                    (3,472)
  Other expense                                                       (379)                      --
                                                                  --------                  ---------
                                                                    (9,104)                    (3,039)
                                                                  --------                   --------

Income before provision for income taxes                             1,008                      2,752

Provision for income taxes                                            --                        1,042
                                                                 ---------                   --------

Net income                                                           1,008                      1,710

Less redeemable preferred stock dividends and
  accretion for original issue discount                              1,906                      1,679
                                                                  --------                   --------

Net income (loss) applicable to common shares                     $   (898)                  $     31
                                                                  ========                   ========

Net income (loss) per common share                                $   (.06)                  $   .002
                                                                  ========                   ========

Weighted average common shares outstanding                          15,174                     15,095
                                                                  ========                   ========





 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents


                                                                     1994                       1993
                                                                   --------                   --------
Cash flows from operating activities:
    Net income                                                     $  1,008                   $  1,710
    Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                                9,502                      6,128
         Deferred income taxes                                         --                           86
         (Increase) decrease in current assets--
         Accounts receivable, net                                     2,968                     (5,857)
         Inventories                                                 10,503                     (2,116)
         Prepaid expenses and other                                    (285)                    (3,751)
         Increase (decrease) in current liabilities--
         Accounts payable                                            (3,327)                    (7,926)
         Accrued payroll and related taxes                            2,934                      2,549
         Accrued liabilities                                          2,645                      1,021
         Accrued interest payable                                     8,166                      6,283
         Accrued pension and profit sharing costs                       676                        212
                                                                   --------                   --------
         Net cash provided by (used for) operating activities        34,790                     (1,661)
                                                                   --------                   --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                      (12,628)                   (46,583)
    Proceeds from sale of property, plant and equipment              14,135                       --
                                                                   --------                  ---------
    Net cash provided by (used for) investing activities           $  1,507                   $(46,583)
                                                                   --------                   --------



   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (Dollars in thousands)

                                  (Unaudited)


                                                                     1994                       1993
                                                                   --------                   --------
Cash flows from financing activities:
    Payments on long-term debt                                     $(32,348)                 $    --
    Payments for deferred loan costs and
         other assets                                                (1,536)                       (88)
    Issuance of Class A common stock to
         employee savings plan                                          127                        195
                                                                   --------                   --------

    Net cash provided by (used for)
         financing activities                                       (33,757)                       107
                                                                   --------                   --------

Net increase (decrease) in cash and cash
    equivalents                                                       2,540                    (48,137)

Cash and cash equivalents at beginning
    of period                                                         --                        64,267
                                                                  ---------                   --------

Cash and cash equivalents at end
    of period                                                      $  2,540                   $ 16,130
                                                                   ========                   ========


Supplemental schedule of noncash financing activities:

    For the three months ended December 31, 1994 and 1993, the Company increased the redeemable preferred stock liquidation preference by $1,731 and $1,508, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $175 and $171, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                    (Unaudited)

(1)      INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of Geneva Steel Company and Geneva Steel Funding Corporation, a wholly-owned subsidiary of Geneva Steel Company (collectively, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2)      INVENTORIES

     Inventories were comprised of the following components:

                                                December 31,     September 30,
                                                    1994             1994
                                                  -------           -------
    Raw materials                                 $27,043           $31,608
    Semi-finished and finished goods               40,658            46,302
    Operating materials                             7,805             8,099
                                                  -------           -------
                                                  $75,506           $86,009
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

    The net income for the three-month periods ended December 31, 1994 and 1993 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      INCOME TAXES

    The components of and the changes in the net deferred income tax assets and liabilities for the three months ended December 31, 1994 were as follows:



                                                                               Deferred
                                                          September 30,        (Expense)            December 31,
                                                              1994              Benefit                1994
                                                            ---------          ---------            -----------
Deferred income tax assets:

Net operating loss carryforward                              $ 24,986           $  2,646             $ 27,632
Inventory costs capitalized                                     4,178               --                  4,178
Alternative minimum tax
     credit carryforward                                        6,748               --                  6,748
Accrued vacation                                                1,696                 23                1,719
Allowance for doubtful accounts                                   684                127                  811
General business credits                                        2,271                131                2,402
Other                                                             343                 84                  427
                                                             --------            -------             --------

Total deferred income tax assets                               40,906              3,011               43,917
Valuation allowance                                            (1,186)               267                 (919)
                                                             --------            -------             --------

Total deferred income tax assets                             $ 39,720            $ 3,278             $ 42,998
                                                             --------            -------             --------

Deferred income tax liabilities:

Accelerated depreciation                                     $(34,977)           $(3,246)            $(38,223)
Mineral property development costs                             (2,141)               (18)              (2,159)
Operating materials                                            (2,559)               (14)              (2,573)
Other                                                             (43)              --                    (43)
                                                             --------           --------             --------

Total deferred income tax liabilities                        $(39,720)           $(3,278)            $(42,998)
                                                             ========           ========             ========

     The Company did not recognize a provision for income taxes in the accompanying condensed consolidated statement of income for the three months ended December 31, 1994 as a result of utilizing net operating loss carryforwards for financial reporting purposes. As of December 31, 1994, the Company had, for financial reporting purposes, a net operating loss carryforward of approximately $1,300.

(5)      REVOLVING CREDIT FACILITY

     In November 1994, the Company amended and restated its revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"), which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility in the amount of up to $45,000 is secured by the Company's inventories, unsold accounts receivable, and general intangibles, and proceeds thereof, and expires on April 30, 1999. The amount available to the Company under the Revolving Credit Facility generally ranges from 50 to 55%, in the aggregate, of eligible inventories. At December 31, 1994, approximately $34,600 was available for borrowing under the Revolving Credit Facility. Interest is payable monthly at 1.25% above the defined base rate (9.75% at December 31, 1994) or 2.5% above the defined LIBOR rate (8.5% at December 31, 1994). The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility.

(6)  ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

     In November 1994, the Company executed agreements to create and fund a five-year accounts receivable securitization facility of up to $65,000 (the "Receivables Facility"). Under the Receivables Facility, the Company sells substantially all of its accounts receivable to a wholly-owned special purpose subsidiary, Geneva Steel Funding Corporation ("GSFC"). GSFC transfers the accounts receivable purchased from the Company to a trust in exchange for certain trust certificates representing ownership interests in the assets of the trust. One of the trust certificates was sold to an institutional investor and the proceeds of such sale and of subsequent fundings by the investor are used by GSFC to pay the Company for the receivables purchased by GSFC. During the term of the Receivables Facility, the cash generated by collection of the receivables will be used to purchase additional receivables (GSFC will purchase substantially all receivables from the Company on an ongoing basis) or make payments to the investor. Pursuant to the Receivables Facility, the Company acts as servicer for the accounts receivable.

     The yield on amounts funded by the institutional investor under the Receivables Facility is the applicable commercial paper rate plus 0.5% (5.97% at December 31, 1994). In addition, GSFC pays a 0.375% fee on unfunded amounts. Funding availability under the Receivables Facility is based on eligible receivables as defined in the applicable agreements. At December 31, 1994, $38,200 was available under the Receivables Facility, of which $29,700 had been funded. The Company is not subject to any financial ratio tests under the Receivables Facility, but the agreements provide for early termination and payment upon certain events, which include the incurrence of losses or delinquencies on the receivables in excess of certain levels or the bankruptcy or insolvency of the Company. In the event of a liquidation of GSFC, such institutional investor would be entitled to receive proceeds from collections of accounts receivable based on a formula which takes into account the investor's pro rata share of funding to total trust assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                                          Three Months Ended
                                                              December 31,
                                                         --------------------
                                                         1994            1993
                                                         ----            ----
Net sales                                                100.0%          100.0%
Cost of sales                                             90.3            90.9
                                                         -----           -----
Gross margin                                               9.7             9.1

Selling, general and administrative expenses               3.6             4.5
                                                         -----           -----
Income from operations                                     6.1             4.6
                                                         -----           -----

Other income (expense):
 Interest and other income                                --               0.3
 Interest expense                                         (5.4)           (2.7)
 Other expense                                            (0.1)           --
                                                         -----           -----
                                                          (5.5)           (2.4)
                                                         -----           -----

Income before provision for income taxes                   0.6             2.2
Provision for income taxes                                --               0.8
                                                         -----           -----

 Net income                                                0.6%            1.4%
                                                         =====           =====


     The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                                          Three Months Ended
                                                               December 31,
                                                         --------------------
                                                         1994            1993
                                                         ----            ----
Sheet                                                     53.3%           64.3%
Plate                                                     31.7            25.5
Pipe                                                       4.4             6.9
Slab                                                       7.6             0.5
Non-Steel                                                  3.0             2.8
                                                         -----           -----
                                                         100.0%          100.0%
                                                         =====           =====

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1993

         The steel industry is cyclical in nature. Since early calendar year 1993, the industry has experienced increasing steel prices resulting from increased demand, and the Company has implemented several price increases for certain steel products. Various producers have announced price increases which the Company intends to follow as justified by market conditions. Industry experience has shown, however, that announced price increases may not be immediately realized, if at all, due to the competitive environment within the industry. The Company has phased in price increases as new orders have been accepted, subject to adjustments as necessary in response to market conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Moreover, the Company has significantly reduced its backlog of orders. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

         Net sales increased 29.4% due to increased shipments of approximately 87,400 tons and increased average selling prices for the three months ended December 31, 1994 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and plate products increased by 6.1% and 11.0%, respectively, while the weighted average sales price per ton of pipe products decreased 2.5% in the three months ended December 31, 1994 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods as a result of a shift in product mix to higher priced plate products. This increase was offset, in part, by the Company's increased sales of lower priced slab products. The increase in plate shipments resulted from the completion of various upgrades to plate processing and finishing equipment. The Company increased slab shipments to maximize production from the continuous caster as the caster became fully integrated into the production process. The Company anticipates that slab sales will decline as plate and large coil production increases as discussed below. Shipped tonnage of sheet, plate and slabs increased approximately 2,600 tons or 1.0%, 41,900 tons or 45.0% and 46,200 tons or 1,650.4%, respectively, while shipped tonnage of pipe decreased approximately 3,300 tons or 14.5% between the two periods.

         Cost of sales includes raw materials, labor costs, energy costs (consisting primarily of oxygen, electricity and natural gas), depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 90.3% for the three months ended December 31, 1994 from 90.9% for the same period in the previous fiscal year as a result of higher average selling prices offset, in part, by higher operating costs. The average cost of sales per ton shipped increased approximately $14 per ton between the two periods. The increased cost per ton was due, in part, to a shift in product mix to higher cost plate products, offset, in part, by increased sales of lower cost slab products. Costs increased primarily as a result of higher depreciation expense, production inefficiencies and transition costs associated with implementation of certain modernization and capital projects, increased coke costs as a result of purchasing coke to supplement internal coke production, higher wages and benefits as required by the union labor agreement and increases in certain other operating costs. These increased costs were offset, in part, by reduced production costs as a result of integrating the continuous caster, the first phase of the wide coiled plate project and other completed capital projects into the production process. The Company expects that additional operating cost savings will be achieved from its modernization efforts as discussed below.

         The Company expects that certain operating costs will increase in future periods. The Company's consumption of purchased coke will be higher, thereby increasing the Company's average cost of coke used in the manufacturing process. The Company also anticipates higher iron ore pellet costs. The Company has historically purchased iron ore pellets from USX, and believes that USX has agreed to a new, long-term contract that includes higher pellet prices; nevertheless, USX recently attempted to negotiate even more favorable pricing and quantity terms. The Company is currently attempting to resolve the matter with USX. In the interim, USX has agreed to supply the Company with iron ore pellets through calendar year 1995.

         As part of its modernization efforts, the Company modified its soaking pit furnaces to hold hot slabs taken from the continuous caster and increase the temperature of the slabs in preparation for rolling. As the continuous caster and other related capital projects were implemented, the Company encountered difficulties in achieving sufficient slab heating capacity from the soaking pits. Consequently, the Company is using both the soaking pits and its existing reheat furnaces to heat slabs. Utilization of both facilities has prevented the Company from realizing a portion of the estimated operating costs savings previously associated with the Company's modernization program. Insufficient heating capacity limits the Company's ability to heat long slabs and has, therefore, reduced the percentage of large coils produced. The Company recently signed a contract for the installation of a 42-megawatt induction slab heating facility, which will be located in-line with the Company's caster and rolling mill. The new heating facility is designed to increase slab temperature by approximately 300 degrees fahrenheit prior to rolling. The Company estimates that the new furnace will be completed during the third calendar quarter of 1995. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity. Completion of the induction furnace is expected to allow the Company to substantially increase large coil production.

         The continuous caster is now fully integrated into the production process and is providing important cost and quality benefits. By the end of December 1994, the Company was producing substantially all of its slabs through the continuous caster and had achieved a 1.9 million ton annualized production rate. The final phase of the wide coiled plate project is expected to be completed in the current quarter. In connection with the implementation of this and other projects, the Company expects to realize additional operating cost savings, increase its percentage of plate products sold and achieve other operational benefits. The Company has implemented measures designed to minimize transition costs and other start-up difficulties with respect to its capital projects. There can be no assurance, however, that such conditions will not be greater than currently expected or extend beyond the anticipated start-up periods.

         Depreciation costs included in cost of sales increased approximately $3.1 million for the three months ended December 31, 1994 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase substantially due to implementation of the Company's capital projects.

         Selling, general and administrative expenses for the three months ended December 31, 1994 increased approximately $0.2 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries. The Company expects that wages and salaries will further increase in future periods.

         Interest and other income decreased approximately $0.4 million during the three months ended December 31, 1994 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased approximately $5.3 million during the three months ended December 31, 1994 as compared to the same period in the previous fiscal year. Interest expense increased due to higher levels of borrowing and decreases in capitalized interest during the three months ended December 31, 1994 offset, in part, by a reduction in interest rates as a result of restructuring the Company's debt. Interest expense is expected to increase in future periods due to increased borrowings incurred in fiscal year 1994.

         Other expense reflects the costs incurred in connection with the receivables facility which commenced in November 1994 (see description of receivables facility below). Although the receivables facility operates to reduce the Company's cost of working capital, other expense is expected to increase in future periods due to expected increases in funding under the receivables facility and the effect of fundings under the receivables facility being outstanding for the full three month period.

         The Company did not recognize a provision for income taxes for the three months ended December 31, 1994 as a result of utilizing net operating loss carryforwards for financial reporting purposes. As of December 31, 1994, the Company had, for financial reporting purposes, a net operating loss carryforward of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the past three years principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's revolving credit facility, and cash provided by operations.

         In November 1994, the Company amended and restated its revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"), which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility in the amount of up to $45 million is secured by the Company's inventories, unsold accounts receivable, and general intangibles, and proceeds thereof, and expires on April 30, 1999. The amount available to the Company under the Revolving Credit Facility currently ranges from 50 to 55%, in the aggregate, of eligible inventories. At December 31, 1994, approximately $34.6 million was available for borrowing under the Revolving Credit Facility. Interest is payable monthly at 1.25% above the defined base rate (9.75% at December 31, 1994) or 2.5% above the defined LIBOR rate (8.5% at December 31,
1994). The Company's ability to borrow under the Revolving Credit Facility is subject to compliance with various financial covenants and tests contained therein. As of December 31, 1994, the Company had no borrowings outstanding under the Revolving Credit Facility.

         The debt instruments governing the Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") contain cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among other things, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a current ratio maintenance requirement, a leverage ratio maintenance requirement, an interest coverage requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and a limitation on liens. The Company has from time-to-time entered into amendments modifying certain of the covenants and tests contained in its previous revolving credit facility and may be required to seek amendments of the Revolving Credit Facility in the future based on actual operating results or capital spending. Covenants amended in the past include the interest coverage requirement, the leverage ratio maintenance requirement and the tangible net worth maintenance requirement.

         In November 1994, the Company also executed agreements to create and fund a five-year accounts receivable securitization facility of up to $65 million (the "Receivables Facility"). Under the Receivables Facility, the Company sells substantially all of its accounts receivable to a wholly-owned special purpose subsidiary, Geneva Steel Funding Corporation ("GSFC"). GSFC transfers the accounts receivable purchased from the Company to a trust in exchange for certain trust certificates representing ownership interest in the assets of the trust. One of the trust certificates was sold to an institutional investor and the proceeds of such sale and of subsequent fundings by the investor are used by GSFC to pay the Company for the receivables purchased by GSFC. During the term of the Receivables Facility, the cash generated by collection of the receivables will be used to purchase additional receivables (GSFC will purchase substantially all receivables from the Company on an ongoing basis) or make payments to the investor. Pursuant to the Receivables Facility, the Company acts as servicer for the accounts receivable.

         The yield on amounts funded by the institutional investor under the Receivables Facility is the applicable commercial paper rate plus 0.5% (5.97% at December 31, 1994). In addition, GSFC pays a 0.375% fee on unfunded amounts. Funding availability under the Receivables Facility is based on eligible receivables as defined in the applicable agreements. At December 31, 1994, $38.2 million was available under the Receivables Facility, of which $29.7 million had been funded. The Company is not subject to any financial ratio tests under the Receivables Facility, but the agreements provide for early termination and payment upon certain events, which include the incurrence of losses or delinquencies on the receivables in excess of certain levels or the bankruptcy or insolvency of the Company. The principal benefit of the Receivables Facility is to reduce the Company's cost of funding related to its working capital needs.

         Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash provided by operating activities was $34.8 million for the three months ended December 31, 1994 compared with net cash used for operating activities of $1.7 million for the same period in the previous fiscal year. The $34.8 million provided by operating activities during the three months ended December 31, 1994 was primarily a result of fundings under the Receivables Facility of $29.7 million, depreciation and amortization of $9.5 million, a reduction of inventories of $10.5 million and an increase in accrued interest payable of $8.2 million. These sources of cash flow were offset, in part, by a $26.8 million increase in accounts receivable primarily associated with higher shipment levels. The Company also increased its cash flow during the period through a sale-leaseback transaction of approximately $14.1 million of manufacturing equipment.

         The Company expects its capital expenditures to require significant cash resources over the next several years. With respect to fiscal year 1995, the Company previously identified approximately $117 million in potential capital expenditures. These capital expenditures included estimates for additional slab heating capacity at a cost of approximately $30 million
($25 million in fiscal year 1995), a plasma-fired cupola ironmaking facility at a cost of approximately $29 million ($27 million in fiscal year 1995), and the final phase of the wide coiled plate project at a cost of approximately
$14 million.  At present, the Company has determined to spend approximately
$15 million for the induction slab heating facility discussed above but may not spend additional amounts on slab heating capacity in fiscal year 1995. Moreover, the Company is pursuing leasing alternatives for financing the plasma-fired cupola ironmaking facility. The Company may elect to adjust the design, timing and budgets of capital projects for operational, liquidity or other reasons. The Company anticipates that, in any event, it may incur significant start-up and transition costs as planned capital projects are implemented. The Revolving Credit Facility contains certain limitations on capital expenditures that are dependent, in part, on the Company's actual cash flows. If the Company fails to achieve anticipated operating and cash flow results, such limitations could preclude the Company from making capital expenditures in the amounts that are currently anticipated.

         The Company is required to make substantial interest and dividend payments on the Senior Notes, its redeemable preferred stock or the exchange debentures, and outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the additional capital expenditures and other working capital needs. The Company's annual interest expense is approximately $33 million and its annual preferred stock dividends are approximately $7 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. In addition, the Company will incur costs based on the yield applicable to funded amounts under the Receivables Facility.

         During the first quarter of fiscal year 1995, the Company's operations improved significantly. The Company expects further improvement due to the further decline of certain transition costs and production inefficiencies and the realization of additional operating cost savings. There can be no assurance, however, that the decline in transition costs and production inefficiencies or the increase in operating cost savings will continue, that sufficient product demand will exist for the Company's additional throughput capacity, or that the projected benefits of the modernization and other capital projects will be fully achieved.

         The Company's ability to meet its anticipated cash needs, including capital spending, is highly dependent on cash provided by operations, which includes the effect of changes in working capital. To improve liquidity and operating cash flow, the Company may contract with independent companies to provided just-in-time supplies or consigned inventories of certain raw materials. The Company may also lease facilities and equipment related to certain capital projects. The Company has previously entered into an arrangement with one of its major customers whereby the customer makes a production prepayment of up to $10 million upon the entry of new orders. As an additional means of enhancing the Company's liquidity, the Company may negotiate an increase in the maximum amount of production prepayments to $20 million.

         Although the Company believes that the anticipated cash from future operations, fundings under the Receivables Facility and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. In such event, the Company may defer certain capital expenditures or pursue alternative financing sources.

         The short-term and long-term liquidity of the Company is dependent upon several factors, including the Company's ongoing operations, availability of financing, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Consequently, there can be no assurance that the Company will have sufficient resources to fund all of its planned and future capital projects or to satisfy other working capital and cash needs. The Company is currently engaged in labor negotiations with the United Steelworkers of America in light of the expiration of its union labor agreement on February 28, 1995. The Company is currently unable to predict the effect such negotiations may have on the Company's operations and financial condition.

         Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                Exhibit                                                                          Filed
                Number                             Exhibit                                       Herewith
                -------                            -------                                       --------
                27                                Financial data schedule                         X

         (b)    Reports on Form 8-K.

         The Company filed a current report on Form 8-K with the Commission on November 2, 1994. The Form 8-K, dated October 31, 1994, reported the preliminary results of the Company's fiscal quarter and year ended September 30, 1994, as well as other developments.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENEVA STEEL COMPANY



                              By:   /s/ Dennis L. Wanlass
                                 ---------------------------------------
                                 Vice President, Treasurer and
                                 Chief Financial Officer


Dated:  February 14, 1995

                                 EXHIBIT INDEX

                Exhibit
                Number                             Exhibit
                -------                            -------
                27                                Financial data schedule