Form 10-Q
period 1995-03-31
GENEVA STEEL
filed 1995-05-15
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

                 13,150,083 and 20,526,348 shares of Class A and Class B common stock, respectively, outstanding as of April 28, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                  (Unaudited)


ASSETS


                                                   March 31,         September 30,
                                                     1995                1994
                                                   ---------         -------------

Current assets:
  Cash and cash equivalents                        $   4,354            $   --
  Accounts receivable, net                            27,342              47,907
  Inventories                                         82,938              86,009
  Prepaid expenses and other                           2,038               2,838
  Deferred income taxes                                7,114               6,407
                                                   ---------            --------
     Total current assets                            123,786             143,161
                                                   ---------            --------

Property, plant and equipment:
  Land                                                 1,931               1,931
  Buildings                                           16,092              16,092
  Machinery and equipment                            540,000             521,729
  Mineral property and development
     costs                                             8,425               8,425
                                                   ---------            --------
                                                     566,448             548,177
  Less accumulated depreciation                     (112,586)            (94,891)
                                                   ---------            --------
     Net property, plant and equipment               453,862             453,286
                                                   ---------            --------

Other assets                                          15,317              10,368
                                                   ---------            --------
                                                   $ 592,965            $606,815
                                                   =========            ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,       September 30,
                                                      1995              1994
                                                    ---------       -------------
Current liabilities:
   Accounts payable                                  $ 53,951          $ 57,021
   Accrued payroll and related taxes                   10,059             9,178
   Accrued liabilities                                 19,802            14,471
   Production prepayments                              10,000            10,000
   Accrued interest payable                             4,487             4,580
   Accrued pension and profit
      sharing costs                                     2,022             1,114
                                                     --------          --------
         Total current liabilities                    100,321            96,364
                                                     --------          --------


Long-term debt                                        336,305           357,348
                                                     --------          --------

Deferred income taxes                                   7,114             6,407
                                                     --------          --------

Redeemable preferred stock                             46,905            43,032
                                                     --------          --------

Stockholders' equity:
   Preferred stock                                       --                --
   Common stock:
      Class A                                          87,294            87,193
      Class B                                          10,836            10,896
   Warrants to purchase Class A
      common stock                                      5,360             5,360
   Retained earnings                                   17,532            19,266
   Class A common stock held in
      treasury, at cost                               (18,702)          (19,051)
                                                     --------          --------
         Total stockholders' equity                   102,320           103,664
                                                     --------          --------
                                                     $592,965          $606,815
                                                     ========          ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 and 1994
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                        1995              1994
                                                      --------          --------
Net sales                                             $157,213          $121,115
Cost of sales                                          141,401           119,216
                                                      --------          --------

  Gross margin                                          15,812             1,899

Selling, general and administrative
  expenses                                               6,250             5,644
                                                      --------          --------

  Income (loss) from operations                          9,562            (3,745)
                                                      --------          --------

Other income (expense):
  Interest and other income                                160               707
  Interest expense                                      (7,962)           (4,515)
  Other expense                                           (629)              -
                                                      --------          --------

                                                        (8,431)           (3,808)
                                                      --------          --------

Income (loss) before benefit for income
  taxes and extraordinary item                           1,131            (7,553)

Provision (benefit) for income taxes                       -              (2,873)
                                                      --------          --------

Income (loss) before extraordinary item                  1,131            (4,680)

Loss on early extinguishment of debt (net
  of benefit for income taxes of $5,675)                   -               9,258
                                                      --------          --------

Net income (loss)                                        1,131           (13,938)

Less redeemable preferred stock dividends
  and accretion for original issue discount              1,968             1,733
                                                      --------          --------

Net loss applicable to common shares                  $   (837)         $(15,671)
                                                      ========          ========

Loss per common share before
  extraordinary item                                  $   (.06)         $   (.43)

Extraordinary item per common share                        -                (.61)
                                                      --------          --------

Net loss per common share                             $   (.06)         $  (1.04)
                                                      ========          ========

Weighted average shares outstanding                     15,188            15,121
                                                      ========          ========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1995 and 1994
                 (Amounts in thousands, except per share data)

                                  (Unaudited)


                                                       1995              1994
                                                     --------          --------
Net sales                                            $321,636          $248,214
Cost of sales                                         289,881           234,842
                                                     --------          --------

   Gross margin                                        31,755            13,372

Selling, general and administrative
   expenses                                            12,082            11,326
                                                     --------          --------

   Income from operations                              19,673             2,046
                                                     --------          --------

Other income (expense):
   Interest and other income                              189             1,140
   Interest expense                                   (16,716)           (7,987)
   Other expense                                       (1,007)              -
                                                     --------          --------

                                                      (17,534)           (6,847)
                                                     --------          --------

Income (loss) before benefit for income
   taxes and extraordinary item                         2,139            (4,801)

Provision (benefit) for income taxes                      -              (1,831)
                                                     --------          --------

Income (loss) before extraordinary item                 2,139            (2,970)

Loss on early extinguishment of debt (net
   of benefit for income taxes of $5,675)                 -               9,258
                                                     --------          --------

Net income (loss)                                       2,139           (12,228)

Less redeemable preferred stock dividends
   and accretion for original issue discount            3,873             3,412
                                                     --------          --------

Net loss applicable to common shares                 $ (1,734)         $(15,640)
                                                     ========          ========

Loss per common share before
   extraordinary item                                $   (.11)         $   (.43)

Extraordinary item per common share                       -                (.61)
                                                     --------          --------

Net loss per common share                            $   (.11)         $  (1.04)
                                                     ========          ========

Weighted average shares outstanding                    15,181            15,108
                                                     ========          ========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)

                                  (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                           1995          1994
                                                         --------      --------
Cash flows from operating activities:
  Net income (loss)                                      $  2,139      $(12,228)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                          18,911        13,978
    Deferred income taxes                                     -          (8,462)
    Loss on sale of Equipment                                   5            44
    (Increase) decrease in current
      assets--
        Accounts receivable, net                           20,565         7,490
        Inventories                                         3,071        (5,187)
        Prepaid expenses and other                            800        (6,185)
    Increase (decrease) in current
      liabilities--
        Accounts payable                                   (3,070)         (454)
        Accrued payroll and related taxes                     881         1,241
        Accrued liabilities                                 2,988         1,653
        Accrued interest payable                              (93)        2,135
        Accrued pension and profit
          sharing costs                                       908           153
                                                         --------      --------

  Net cash provided by (used for)
    operating activities                                   47,105        (5,822)
                                                         --------      --------

Cash flows from investing activities:
  Purchases of property, plant
    and equipment                                         (30,118)      (98,704)
  Proceeds from sale of property, plant
    and equipment                                          14,135            40
  Increase in other assets                                 (4,515)          -
                                                         --------      --------

  Net cash used for investing activities                 $(20,498)     $(98,664)
                                                         --------      --------


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED MARCH 31,1995 AND 1994
                             (Dollars in thousands)

                                  (Unaudited)


                                                        1995             1994
                                                      --------         --------
Cash flows from financing activities:
  Proceeds from long-term debt                        $ 11,305         $190,000
  Payments on long-term debt                           (32,348)         (89,991)
  Payments for deferred loan costs and
    other assets                                        (1,599)          (5,443)
  Proceeds from exercise of options to
    purchase Class A common stock                          -                274
  Issuance of Class A common stock to
    employee savings plan                                  389              392
                                                      --------         --------

  Net cash provided by (used for)
    financing activities                               (22,253)          95,232
                                                      --------         --------

Net increase (decrease) in cash and
  cash equivalents                                       4,354           (9,254)

Cash and cash equivalents at beginning
  of period                                                -             64,267
                                                      --------         --------

Cash and cash equivalents at end
  of period                                           $  4,354         $ 55,013
                                                      ========         ========

Supplemental schedule of noncash financing activities:

  For the six months ended March 31, 1995 and 1994, the Company increased the redeemable preferred stock liquidation preference by $3,523 and $3,070, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $350 and $342, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

- -------------------------------------------------------------------------------
(1)      INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

(2)      INVENTORIES

     Inventories were comprised of the following components:

                                              March 31,    September 30,
                                                1995           1994
                                              ---------    -------------

     Raw materials                             $32,084        $31,608
     Semi-finished and finished goods           43,055         46,302
     Operating materials                         7,799          8,099
                                               -------        -------

                                               $82,938        $86,009
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

     The net income (loss) for the three and six-month periods ended March 31, 1995 and 1994 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      INCOME TAXES

     The components of and the changes in the deferred income tax assets and liabilities for the six months ended March 31, 1995 were as follows:



                                                                  Deferred
                                                September 30,     (Expense)     March 31,
                                                    1994           Benefit        1995
                                                -------------     ---------    -----------
Deferred income tax assets:

Net operating loss carryforward                      $ 24,986      $  5,285       $ 30,271
Inventory costs capitalized                             4,178          --            4,178
Alternative minimum tax
   credit carryforward                                  6,748          --            6,748
Accrued vacation                                        1,696           189          1,885
Allowance for doubtful accounts                           684           127            811
General business credits                                2,271           188          2,459
Other                                                     343           184            527
                                                     --------      --------       --------

Total deferred income tax assets                       40,906         5,973         46,879
Valuation allowance                                    (1,186)          458           (728)
                                                     --------      --------       --------

Total deferred income tax assets                     $ 39,720      $  6,431       $ 46,151
                                                     ========      ========       ========

Deferred income tax liabilities:

Accelerated depreciation                             $(34,977)     $ (6,492)      $(41,469)
Mineral property development costs                     (2,141)          (36)        (2,177)
Operating materials                                    (2,559)           97         (2,462)
Other                                                     (43)           --            (43)
                                                     --------      --------       --------

Total deferred income tax liabilities                $(39,720)     $ (6,431)      $(46,151)
                                                     ========      ========       ========

     The Company did not recognize a provision for income taxes in the accompanying condensed consolidated statement of operation for the six months ended March 31, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes. As of March 31, 1995, the Company had, for financial reporting purposes, a net operating loss carryforward of approximately $200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated with respect to the
Company:


                                            Three Months Ended      Six Months Ended
                                                  March 31,             March 31,
                                            ------------------      ----------------
                                             1995        1994        1995      1994
                                            ------      ------      ------    ------
Net sales                                   100.0%      100.0%      100.0%    100.0%
Cost of sales                                89.9        98.4        90.1      94.6
                                            -----       -----       -----     -----
Gross margin                                 10.1         1.6         9.9       5.4

Selling, general and administrative
  expenses                                    4.0         4.7         3.8       4.6
                                            -----       -----       -----     -----
Income (loss) from operations                 6.1        (3.1)        6.1       0.8
                                            -----       -----       -----     -----
Other income (expense):
 Interest and other income                    0.1         0.6         0.1       0.5
 Interest expense                            (5.1)       (3.7)       (5.2)     (3.2)
 Other expense                               (0.4)         -         (0.3)       -
                                            -----       -----       -----     -----
                                             (5.4)       (3.1)       (5.4)     (2.7)
                                            -----       -----       -----     -----

Income (loss) before provision
  (benefit) for income taxes
  and extraordinary item                      0.7        (6.2)        0.7      (1.9)
Provision (benefit) for
  income taxes                                -          (2.4)         -       (0.7)
                                            -----       -----       -----     -----

Net income (loss) before
  extraordinary item                          0.7%       (3.8)%       0.7%     (1.2)%
                                            =====       =====       =====     =====


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated with respect to the Company:

                                            Three Months Ended      Six Months Ended
                                                 March 31,              March 31,
                                            ------------------      ----------------
                                             1995        1994        1995      1994
                                            ------      ------      ------    ------
Sheet                                        44.0%       73.0%       48.7%     68.5%
Plate                                        36.8        16.9        34.2      21.3
Pipe                                          6.6         6.5         5.5       6.7
Slab                                          9.6         0.7         8.6       0.6
Non-Steel                                     3.0         2.9         3.0       2.9
                                            -----       -----       -----     -----
                                            100.0%      100.0%      100.0%    100.0%
                                            =====       =====       =====     =====

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

         The steel industry is cyclical in nature. Since early calendar year 1993, the industry has experienced increasing steel prices resulting from increased demand, and the Company has implemented several price increases for certain steel products. Recently, certain producers have announced price decreases, while certain others have announced future price increases. The Company intends to react to price increases or decreases in the market as justified by competitive conditions. During the past year, the domestic market has experienced high levels of imports of steel. The rate of such imports appears to be declining, which may have a positive impact on the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Moreover, the Company has significantly reduced its backlog of orders. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

         Net sales increased 29.8% due to increased shipments of approximately 62,900 tons and increased average selling prices for the three months ended March 31, 1995 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 7.9%, 14.0%, 6.3% and 22.7%, respectively, in the three months ended March 31, 1995 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods as a result of a shift in product mix to higher priced plate and pipe products. This increase was offset, in part, by the Company's increased sales of lower priced slab products. The increase in plate shipments resulted from the completion of various upgrades to plate processing and finishing equipment. The Company intends to further increase plate sales. The Company has increased slab shipments in response to favorable slab pricing in order to maximize production from the continuous caster. The Company anticipates that slab sales will continue as a means of maximizing throughput so long as slab pricing remains attractive. Shipped tonnage of plate, pipe and slabs increased approximately 89,200 tons or 148.1%, 4,900 tons or 23.6% and 48,800 tons or 1,416.8%, respectively, while shipped tonnage of sheet decreased approximately 80,000 tons or 27.5% between the two periods.

         Cost of sales includes raw materials, labor costs, energy costs (consisting primarily of oxygen, electricity and natural gas), depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 89.9% for the three months ended March 31, 1995 from 98.4% for the same period in the previous fiscal year as a result of higher average selling prices offset, in part, by higher operating costs. The average cost of sales per ton shipped increased approximately $5 per ton between the two periods. The increased cost per ton resulted from higher operating costs as well as from a shift in product mix to higher cost plate and pipe products, offset, in part, by increased sales of lower cost slab products. Costs increased primarily as a result of higher depreciation expense, a temporary decline in productivity primarily associated with negotiation of a new collective bargaining agreement, higher wages and benefits as required by the union labor agreement and increases in certain other operating costs. These increased costs were offset, in part, by reduced production costs associated with integrating the continuous caster and other completed capital projects into the production process. The Company expects that additional operating cost savings will be achieved from its modernization efforts as discussed below.

         The Company expects that certain operating costs will increase in future periods. The Company's consumption of purchased coke will be higher, thereby increasing the Company's average cost of coke used in the manufacturing process. The Company also anticipates higher iron ore pellet costs. The Company has historically purchased iron ore pellets from USX, and believes that USX has agreed to a new, long-term contract that includes higher pellet prices; nevertheless, USX has recently attempted to negotiate even more favorable pricing and quantity terms. The Company is currently attempting to resolve the matter with USX. In the interim, USX has agreed to supply the Company with iron ore pellets through calendar year 1995.

         At the beginning of April 1995, the Company began operating a third blast furnace in order to increase throughput beyond 1.9 million tons. Subject to market conditions, the Company intends to continue operating at a three blast furnace production level, with the goal of further increasing production.

         As part of its modernization efforts, the Company modified its soaking pit furnaces to hold hot slabs taken from the continuous caster and increase the temperature of the slabs in preparation for rolling. As the continuous caster and other related capital projects were implemented, the Company encountered difficulties in achieving sufficient slab heating capacity from the soaking pits. Consequently, the Company is using both the soaking pits and its existing reheat furnaces to heat slabs. Utilization of both facilities has prevented the Company from realizing a portion of the estimated operating costs savings previously associated with the Company's modernization program. Insufficient heating capacity also limits the Company's ability to heat long slabs and has, therefore, reduced the percentage of large coils produced. The Company has contracted for the installation of a 42-megawatt induction slab heating facility, which will be located in-line with the Company's caster and rolling mill. The new heating facility is designed to increase slab temperature by approximately 300 degrees fahrenheit prior to rolling. The Company estimates that the new furnace will be completed during the third calendar quarter of 1995. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity. The primary benefit of the induction furnace will be to substantially increase the Company's production of large coils.

         The final phase of the wide coiled plate project has been completed and is being integrated into the production process. In connection with the implementation of this and other projects, the Company expects to realize additional operating cost savings, increase its percentage of plate products sold and achieve other operational benefits. During the third fiscal quarter, the Company expects to shift much of its production of heavier and wider plate to the more efficient coiled plate production process.

         The Company has implemented measures designed to minimize transition costs and other start-up difficulties with respect to its capital projects. There can be no assurance, however, that such conditions will not be greater than currently expected or extend beyond the anticipated start-up periods.

         Depreciation costs included in cost of sales increased approximately $3.3 million for the three months ended March 31, 1995 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase substantially due to implementation of the Company's capital projects.

         Selling, general and administrative expenses for the three months ended March 31, 1995 increased approximately $0.6 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries. The Company has efforts underway to reduce overall selling, general and administrative expense and anticipates that selling, general and administrative expense will decline in future periods.

         Interest and other income decreased approximately $0.5 million during the three months ended March 31, 1995 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased approximately $3.4 million during the three months ended March 31, 1995 as compared to the same period in the previous fiscal year. Interest expense increased due to higher levels of borrowing and decreases in capitalized interest during the three months ended March 31, 1995 offset, in part, by a reduction in interest rates as a result of restructuring the Company's debt.

         Other expense was $0.6 million during the three months ended March 31, 1995. Other expense reflects the costs incurred in connection with the Company's receivables securitization facility, which was established by the Company in November 1994.

         The Company did not recognize a provision for income taxes for the three months ended March 31, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes. As of March 31, 1995, the Company had, for financial reporting purposes, a net operating loss carryforward of approximately $0.2 million.

SIX MONTHS ENDED MARCH 31, 1995 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1994

         Net sales increased 29.6% due to increased shipments of approximately 150,300 tons and increased average selling prices for the six months ended March 31, 1995 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 6.9%, 12.2%, 2.3% and 14.9%, respectively, in the six months ended March 31, 1995 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods as a result of a shift in product mix to higher priced plate products. This increase was offset, in part, by the Company's increased sales of lower priced slab products. The increase in plate shipments resulted from the completion of various upgrades to plate processing and finishing equipment. The Company increased slab shipments in response to favorable slab pricing and to maximize production from the continuous caster. Shipped tonnage of plate, pipe and slabs increased approximately 131,100 tons or 85.5%, 1,600 tons or 3.7% and 95,000 tons or 1,521.6%, respectively, while shipped tonnage of sheet decreased approximately 77,400 or 13.9% between the two periods.

         The Company's cost of sales, as a percentage of net sales, decreased to 90.1% for the six months ended March 31, 1995 from 94.6% for the same period in the previous fiscal year as a result of higher average selling prices offset, in part, by higher operating costs. The average cost of sales per ton shipped increased approximately $4 per ton between the two periods. The increased cost per ton resulted from higher operating costs, as well as, a shift in product mix to higher cost plate products, offset, in part, by increased sales of lower cost slab products. Costs increased primarily as a result of higher depreciation expense, higher wages and benefits as required by the union labor agreement, a temporary decline in productivity primarily associated with negotiation of a new collective bargaining agreement and increases in certain other operating costs. These increased costs were offset, in part, by reduced production costs as a result of integrating the continuous caster and other completed capital projects into the production process.

         Depreciation costs included in cost of sales increased approximately $6.4 million for the six months ended March 31, 1995 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

         Selling, general and administrative expenses for the six months ended March 31, 1995 increased approximately $0.8 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries and increased outside services.

         Interest and other income decreased approximately $1.0 million during the six months ended March 31, 1995 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased approximately $8.7 million during the six months ended March 31, 1995 as compared to the same period in the previous fiscal year. Interest expense increased due to higher levels of borrowing and decreases in capitalized interest during the six months ended March 31, 1995 offset, in part, by a reduction in interest rates as a result of restructuring the Company's debt.

         Other expense was $1.0 million for the six months ended March 31, 1995. Other expense reflects the costs incurred in connection with the Company's receivables securitization facility.

         The Company did not recognize a provision for income taxes for the six months ended March 31, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the past three years principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"), fundings under its accounts receivable securitization facility (the "Receivable Facility") and cash provided by operations.

         As of March 31, 1995, the Company had borrowings of approximately $11.3 million outstanding under its Revolving Credit Facility and fundings under its Receivables Facility of $34.7 million. The debt instruments governing the

Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") contain cross default and other customary provisions.
Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among other things, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a current ratio maintenance requirement, a leverage ratio maintenance requirement, an interest coverage requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and a limitation on liens. The Company has from time-to-time entered into amendments modifying certain of the covenants and tests contained in its previous revolving credit facility and will likely be required to seek amendments of the Revolving Credit Facility in the future based on actual operating results or capital spending. Covenants amended in the past include the interest coverage requirement, the leverage ratio maintenance requirement and the tangible net worth maintenance requirement. Currently, covenants under the Senior Notes and Revolving Credit Facility limit the extent to which the Company may incur additional indebtedness.

         Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash provided by operating activities was $47.1 million for the six months ended March 31, 1995 compared with net cash used for operating activities of $5.8 million for the same period in the previous fiscal year. The $47.1 million provided by operating activities during the six months ended March 31, 1995 was generated primarily as a result of fundings under the Company's Receivable Facility of $34.7 million, depreciation and amortization of $18.9 million, a reduction in inventories of $3.1 million, an increase in accrued liabilities of $3.0 million and net income of $2.1 million. These sources of cash flow were offset, in part, by a $14.1 million increase in accounts receivable primarily associated with higher shipment levels and a $3.1 million decrease in accounts payable. The Company also increased its cash flow during the period through a sale-leaseback transaction of manufacturing equipment in the amount of $14.1 million.

         The Company expects its capital expenditures to require significant cash resources over the next several years. The Company announced at the beginning of the fiscal year that it had identified up to approximately $117 million in potential capital projects for fiscal year 1995. The Company currently anticipates that capital spending for the fiscal year will total approximately $90 million. The Company is, however, nearing completion of a lease for the plasma-fired cupola which, if consummated, will further reduce capital spending by approximately $20 million for the remainder of the fiscal year and by approximately $5 million for the next year. The Company may elect to adjust the design, timing and budgets of capital projects for operational, liquidity or other reasons. The Company anticipates that, in any event, it may incur significant start-up and transition costs as planned capital projects are implemented. The Revolving Credit Facility contains certain limitations on capital expenditures that are dependent, in part, on the Company's actual cash flows. If the Company fails to achieve anticipated operating and cash flow results, such limitations could preclude the Company from making capital expenditures in the amounts that are currently anticipated.

         The Company is required to make substantial interest and dividend payments on the Senior Notes, its redeemable preferred stock or the exchange debentures, and outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the additional capital expenditures and other working capital needs. The Company's annual cash interest expense is approximately $34.2 million and its annual preferred stock dividends are approximately $7 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. The Company currently intends to continue to add the dividends to the liquidation preference through March 1996. In addition, the Company will incur costs based on the yield applicable to funded amounts under the Receivables Facility.

         During the first six months of fiscal year 1995, the Company's operations improved significantly. The Company expects additional improvement due to the further decline of certain transition costs and production inefficiencies and the realization of additional operating cost savings. There can be no assurance, however, that the decline in transition costs and production inefficiencies or the increase in operating cost savings will continue, that sufficient product demand will exist for the Company's additional throughput capacity, or that the projected benefits of the modernization and other capital projects will be fully achieved.

         The Company's ability to meet its anticipated cash needs, including capital spending, is highly dependent on cash provided by operations, which includes the effect of changes in working capital. To improve liquidity and operating cash flow, the Company has efforts underway to reduce administrative and operating labor costs as well as other Company costs. The Company has previously entered into an arrangement with one of its major customers whereby the customer makes a production prepayment of up to $10 million upon the entry of new orders. As an additional means of enhancing the Company's liquidity, the Company may negotiate an increase in the maximum amount of production prepayments to $20 million.

         Although the Company believes that the anticipated cash from future operations, fundings under the Receivables Facility and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. Moreover, because of the Company's leverage situation, its financial flexibility is also limited.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The registrant held its Annual Meeting of Shareholders on March 28, 1995. The shareholders elected the following Directors to serve until the next annual meeting of shareholders: Joseph A. Cannon, Robert J. Grow, Richard D. Clayton, A. Blaine Huntsman, A. Thurl Jacobsen, Arch L. Madsen, and R. J. Shopf.

          The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for the fiscal year 1995 by a vote of 32,504,050 shares for, 31,030 shares against and 39,877 shares abstained and there were no broker-non votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits.

              Exhibit                                                    Filed
              Number                 Exhibit                            Herewith
              ------                 -------                            --------
                27                    Financial data schedule              X


         (b)  Reports on Form 8-K.


         The Company has not filed any reports on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENEVA STEEL COMPANY



                                            By: /s/ Dennis L. Wanlass
                                                -------------------------------
                                                Vice President, Treasurer and
                                                Chief Financial Officer



Dated:  May 15, 1995

                                EXHIBIT INDEX

             Exhibit
             Number                  Exhibit
             -------                 -------
             27                      Financial data schedule