Form 10-Q
period 1995-06-30
GENEVA STEEL
filed 1995-08-02
CIK 860192

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                 13,181,737 and 20,426,348 shares of Class A and Class B common stock, respectively, outstanding as of July 21, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                  (Unaudited)


ASSETS


                                                             June 30,        September 30,
                                                               1995              1994
                                                           ------------      ------------
Current assets:
  Cash and cash equivalents                                  $  6,786          $   --
  Accounts receivable, net                                     34,877            47,907
  Inventories                                                  85,566            86,009
  Prepaid expenses and other                                    1,282             2,838
  Deferred income taxes                                         7,325             6,407
                                                             --------          --------
       Total current assets                                   135,836           143,161
                                                             --------          --------

Property, plant and equipment:
  Land                                                          1,931             1,931
  Buildings                                                    16,092            16,092
  Machinery and equipment                                     560,173           521,729
  Mineral property and development
       costs                                                    8,425             8,425
                                                             --------          --------
                                                              586,621           548,177
  Less accumulated depreciation                              (122,607)          (94,891)
                                                             --------          --------
       Net property, plant and equipment                      464,014           453,286
                                                             --------          --------

Other assets                                                   11,384            10,368
                                                             --------          --------
                                                             $611,234          $606,815
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

                              GENEVA STEEL COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30,         September 30,
                                                            1995               1994
                                                          --------         -------------
Current liabilities:
  Accounts payable                                        $ 55,343            $ 57,021
  Accrued payroll and related taxes                         11,355               9,178
  Accrued liabilities                                       20,986              14,471
  Production prepayments                                    10,000              10,000
  Accrued interest payable                                  12,750               4,580
  Accrued pension and profit
       sharing costs                                         1,935               1,114
                                                          --------            --------
         Total current liabilities                         112,369              96,364
                                                          --------            --------


Long-term debt                                             333,092             357,348
                                                          --------            --------

Deferred income taxes                                       10,713               6,407
                                                          --------            --------

Redeemable preferred stock                                  48,934              43,032
                                                          --------            --------

Stockholders' equity:
  Preferred stock                                             --                  --
  Common stock:
       Class A                                              87,324              87,193
       Class B                                              10,784              10,896
  Warrants to purchase Class A
       common stock                                          5,360               5,360
  Retained earnings                                         21,199              19,266
  Class A common stock held in
       treasury, at cost                                   (18,541)            (19,051)
                                                          --------            --------
         Total stockholders' equity                        106,126             103,664
                                                          --------            --------
                                                          $611,234            $606,815
                                                          ========            ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 and 1994
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                            1995              1994
                                                          --------          --------
Net sales                                                 $175,196          $113,195
Cost of sales                                              152,137           114,050
                                                          --------          --------

  Gross margin                                              23,059              (855)

Selling, general and administrative
  expenses                                                   6,132             5,475
                                                          --------          --------

  Income (loss) from operations                             16,927            (6,330)
                                                          --------          --------

Other income (expense):
  Interest and other income                                    114               331
  Interest expense                                          (7,296)           (5,409)
  Other expense                                               (660)              -
                                                          --------          --------

                                                            (7,842)           (5,078)
                                                          --------          --------

Income (loss) before provision (benefit)
  for income taxes                                           9,085           (11,408)

Provision (benefit) for income taxes                         3,389            (4,334)
                                                          --------          --------

Net income (loss)                                            5,696            (7,074)

Less redeemable preferred stock dividends
  and accretion for original issue discount                  2,029             1,788
                                                          --------          --------

Net income (loss) applicable to common shares             $  3,667          $ (8,862)
                                                          ========          ========

Net income (loss) per common share                        $    .24          $   (.59)
                                                          ========          ========

Weighted average shares outstanding                         15,232            15,144
                                                          ========          ========





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1995 and 1994
                 (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                            1995              1994
                                                          --------          --------
Net sales                                                 $496,832          $361,409
Cost of sales                                              442,018           348,892
                                                          --------          --------

  Gross margin                                              54,814            12,517

Selling, general and administrative
  expenses                                                  18,214            16,801
                                                          --------          --------

  Income (loss) from operations                             36,600            (4,284)
                                                          --------          --------

Other income (expense):
  Interest and other income                                    303             1,471
  Interest expense                                         (24,012)          (13,396)
  Other expense                                             (1,667)              -
                                                          --------          --------

                                                           (25,376)          (11,925)
                                                          --------          --------

Income (loss) before provision (benefit)
  for income taxes and extraordinary item                   11,224           (16,209)

Provision (benefit) for income taxes                         3,389            (6,165)
                                                          --------          --------

Income (loss) before extraordinary item                      7,835           (10,044)

Loss on early extinguishment of debt (net
  of benefit for income taxes of $5,675)                       -               9,258
                                                          --------          --------

Net income (loss)                                            7,835           (19,302)

Less redeemable preferred stock dividends
  and accretion for original issue discount                  5,902             5,200
                                                          --------          --------

Net income (loss) applicable to common shares             $  1,933          $(24,502)
                                                          ========          ========

Income (loss) per common share before
  extraordinary item                                      $    .13          $  (1.01)

Extraordinary item per common share                            -                (.61)
                                                          --------          --------

Net income (loss) per common share                        $    .13          $  (1.62)
                                                          ========          ========

Weighted average shares outstanding                         15,437            15,120
                                                          ========          ========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in thousands)

                                  (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                            1995             1994
                                                          --------         --------
Cash flows from operating activities:
  Net income (loss)                                       $  7,835        $ (19,302)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                           29,345           21,308
    Deferred income taxes                                    3,388          (12,798)
    Loss on sale of equipment                                    5              -
    (Increase) decrease in current
    assets--
       Accounts receivable, net                             13,030            8,914
       Inventories                                             443          (16,015)
       Prepaid expenses and other                            1,556           (7,199)
    Increase (decrease) in current
    liabilities--
       Accounts payable                                     (1,678)           4,493
       Accrued payroll and related taxes                     2,177            2,468
       Accrued liabilities                                   4,173            2,276
       Production prepayments                                  -             (2,316)
       Accrued interest payable                              8,170           10,423
       Accrued pension and profit
       sharing costs                                           821              120
                                                          --------        ---------

  Net cash provided by (used for)
       operating activities                                 69,265           (7,628)
                                                          --------        ---------

Cash flows from investing activities:
  Purchases of property, plant
    and equipment                                          (52,122)        (138,281)
  Proceeds from sale of property, plant
    and equipment                                           15,966              -
  Increase in other assets                                    (995)             -
                                                          --------        ---------

  Net cash used for investing activities                  $(37,151)       $(138,281)
                                                          --------        ---------





   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30,1995 AND 1994
                             (Dollars in thousands)

                                  (Unaudited)


                                                                  1995             1994
                                                                --------         --------
Cash flows from financing activities:
  Proceeds from long-term debt                                   $16,724         $190,000
  Payments on long-term debt                                     (40,980)         (89,991)
  Payments for deferred loan costs and
    other assets                                                  (1,600)          (5,514)
  Proceeds from exercise of options to
    purchase Class A common stock                                    -                274
  Issuance of Class A common stock to
    employee savings plan                                            528              525
                                                                 -------         --------

  Net cash provided by (used for)
    financing activities                                         (25,328)          95,294
                                                                 -------         --------

Net increase (decrease) in cash and
  cash equivalents                                                 6,786          (50,615)

Cash and cash equivalents at beginning
  of period                                                          -             64,267
                                                                 -------         --------

Cash and cash equivalents at end
  of period                                                      $ 6,786         $ 13,652
                                                                 =======         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                         $17,521         $ 12,643
    Income taxes                                                     -              1,600


Supplemental schedule of noncash financing activities:

  For the nine months ended June 30, 1995 and 1994, the Company increased the redeemable preferred stock liquidation preference by $5,377 and $4,686, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $525 and $514, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.




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

(2)      INVENTORIES

     Inventories were comprised of the following components:

                                                       June 30,   September 30,
                                                         1995         1994
                                                       --------     --------
     Raw materials                                     $28,962      $31,608
     Semi-finished and finished goods                   48,560       46,302
     Operating materials                                 8,044        8,099
                                                       -------      -------

                                                       $85,566      $86,009
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

     The net income (loss) for the three and nine-month periods ended June 30, 1995 and 1994 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated with respect to the
Company:


                                                   Three Months Ended       Nine Months Ended
                                                         June 30,                 June 30,
                                                   ------------------       ------------------
                                                   1995          1994       1995          1994
                                                   ----          ----       ----          ----
Net sales                                          100.0%      100.0%       100.0%       100.0%
Cost of sales                                       86.8       100.8         89.0         96.5
                                                   -----       -----        -----        -----
Gross margin                                        13.2        (0.8)        11.0          3.5

Selling, general and administrative
  expenses                                           3.5         4.8          3.6          4.7
                                                   -----       -----        -----        -----
Income (loss) from operations                        9.7        (5.6)         7.4         (1.2)
                                                   -----       -----        -----        -----
Other income (expense):
 Interest and other income                           0.1         0.3          0.1          0.4
 Interest expense                                   (4.2)       (4.8)        (4.9)        (3.7)
 Other expense                                      (0.4)         -          (0.3)         -
                                                   -----        -----       -----        -----
                                                    (4.5)       (4.5)        (5.1)        (3.3)
                                                   -----       -----        -----        -----

Income (loss) before provision
  (benefit) for income taxes
  and extraordinary item                             5.2       (10.1)         2.3         (4.5)
Provision (benefit) for
  income taxes                                       1.9        (3.8)          .7         (1.7)
                                                   -----       -----        -----        -----

 Net income (loss) before
   extraordinary item                                3.3%       (6.3)%        1.6%        (2.8)%
                                                   =====       =====        =====        =====


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated with respect to the Company:

                                                   Three Months Ended       Nine Months Ended
                                                         June 30,                June 30,
                                                   ------------------       ------------------
                                                   1995         1994        1995          1994
                                                   ----         ----        ----          ----
Sheet                                               36.9%       64.5%        44.6%        67.3%
Plate                                               35.1        25.3         34.5         22.5
Pipe                                                 7.0         6.8          6.0          6.7
Slab                                                18.7         -           12.1          0.4
Non-Steel                                            2.3         3.4          2.8          3.1
                                                   -----       -----        -----        -----
                                                   100.0%      100.0%       100.0%       100.0%
                                                   =====       =====        =====        =====

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

         The steel industry is cyclical in nature. Pricing for hot-rolled sheet and slab products has weakened during the past several months as a result of efforts by service centers to reduce high inventory levels and of other market factors. Plate prices have, to date, remained essentially flat. The Company's bookings for hot-rolled sheet and slab orders reflect additional price reductions, with plate pricing remaining steady. The Company intends to react to price increases or decreases in the market as justified by competitive conditions. During the past year, the domestic market has experienced high levels of imports of steel. The rate of such imports appears to be declining, which may have a positive impact on the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Moreover, the Company has reduced its backlog of orders. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

         Net sales increased 54.8% due to increased shipments of approximately 156,300 tons and increased average selling prices for the three months ended June 30, 1995 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate and pipe products increased by 8.1%, 10.8% and 22.5%, respectively, in the three months ended June 30, 1995 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods as a result of a shift in product mix to higher-priced plate and pipe products. This increase was offset, in part, by the Company's increased sales of lower-priced slab products. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been completed and implemented. The Company intends to continue shifting its product mix toward plate. The Company has increased slab shipments in response to favorable slab pricing and to maximize production from the continuous caster. The Company anticipates that slab sales will continue as a means of maximizing throughput so long as slab pricing remains attractive. Shipped tonnage of plate, pipe and slabs increased approximately 74,200 tons or 93.5%, 5,900 tons or 29.2% and 119,400 tons, respectively, while shipped tonnage of sheet decreased approximately 43,200 tons or 18.0% between the two periods.

         Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 86.8% for the three months ended June 30, 1995 from 100.8% for the same period in the previous fiscal year as a result of higher average selling prices and lower operating costs. The average cost of sales per ton shipped decreased approximately $29 per ton between the two periods. The decreased cost per ton resulted from lower operating costs as well as from increased sales of lower-cost slab products, offset, in part, by a shift in product mix to higher-cost plate and pipe products. Costs decreased primarily as a result of reduced production costs associated with completed capital projects, increased production throughput and other operating improvements offset, in part, by higher depreciation expense, higher wages and benefits as required by the union labor agreement and increases in certain other operating costs.

         The Company expects that certain raw material costs will increase in future periods. The Company's consumption of purchased coke will be higher, thereby increasing the Company's average cost of coke used in the manufacturing process. World coke prices are increasing as cokemaking capacity declines.
The Company also anticipates higher iron ore pellet costs. During the quarter, the Company finalized a five-year iron ore pellet supply agreement with USX Corporation. Pricing under the agreement is generally based upon an index and will result in an initial increase in finished product cost of approximately $3 per ton effective in September 1995.

         Despite rising raw material costs, the Company expects that its overall operating costs will continue to decline in future quarters as a result of reduced labor costs, increased production efficiencies and higher yields. During the quarter, the Company began implementing a labor cost reduction program with the goal of achieving a 15-20 percent reduction in Company-wide man hours by December 1995. The first phase was completed in June 1995 and involved work-force reductions, overtime reductions and other man hour reductions.

         The Company has just completed the installation of a new 42-megawatt induction slab heating furnace, which is located in-line with the Company's caster and rolling mill. The new heating facility is designed to increase slab temperature by approximately 300 degrees fahrenheit prior to rolling. The Company expects the furnace to achieve full operational status during the fall of 1995. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity. The primary benefit of the induction furnace will be to substantially increase the Company's production of large coils.

         At the end of the second fiscal quarter, the Company completed installation of its wide coiler, which allows the Company to produce coiled plate up to 126-inches in width and 1-inch in thickness. As the Company continues to implement both the new coiler and the 126-inch cut-to-length line, it expects to shift production of heavier and wider plate to the more efficient coiled plate production process. Moreover, the Company expects the efficiency and yields of this process to increase in future quarters.

         Construction is continuing on a new plasma-fired cupola ironmaking facility. The Company expects the facility to become available for operation during the fourth calendar quarter of 1995. The cupola will be used to replace or supplement blast furnace iron production, particularly when scrap prices are favorable or during relines and other periods requiring back-up ironmaking capacity.

         As the Company continues implementation of its ongoing capital projects, including the rolling mill finishing stand improvements and the other projects discussed above, the start-up costs associated with these projects may temporarily affect the Company's operating results. The Company has implemented measures designed to minimize transition costs and other start-up difficulties with respect to its capital projects. There can be no assurance, however, that such conditions will not be greater than currently expected or extend beyond the anticipated start-up periods.

         Depreciation costs included in cost of sales increased approximately $3.3 million for the three months ended June 30, 1995 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will increase due to implementation of the Company's capital projects.

         Selling, general and administrative expenses for the three months ended June 30, 1995 increased approximately $0.7 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries. The Company implemented a labor cost reduction program in June 1995 and has further efforts underway to reduce overall selling, general and administrative expense and anticipates that selling, general and administrative expense will decline in future periods.

         Interest and other income decreased approximately $0.2 million during the three months ended June 30, 1995 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased approximately $1.9 million during the three months ended June 30, 1995 as compared to the same period in the previous fiscal year. Interest expense increased due to higher levels of borrowing and decreases in capitalized interest during the three months ended June 30, 1995.

         Other expense was $0.7 million during the three months ended June 30, 1995. Other expense reflects the costs incurred in connection with the Company's receivables securitization facility, which was established by the Company in November 1994.

NINE MONTHS ENDED JUNE 30, 1995 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1994

         Net sales increased 37.5% due to increased shipments of approximately 306,600 tons and increased average selling prices for the nine months ended June 30, 1995 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 7.2%, 11.7%, 9.6% and 15.3%, respectively, in the nine months ended June 30, 1995 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also increased between the periods as a result of a shift in product mix to higher-priced plate products. This increase was offset, in part, by the Company's increased sales of lower-priced slab products. The increase in plate shipments resulted from the completion and implementation of various upgrades to plate processing and finishing equipment. The Company increased slab shipments in response to favorable slab pricing and to maximize production from the continuous caster. Shipped tonnage of plate, pipe and slabs increased approximately 205,300 tons or 88.2%, 7,500 tons or 11.8% and 214,400 tons or 3,432.8%, respectively, while shipped tonnage of sheet decreased approximately 120,600 or 15.1% between the two periods.

         The Company's cost of sales, as a percentage of net sales, decreased to 89.0% for the nine months ended June 30, 1995 from 96.5% for the same period in the previous fiscal year as a result of higher average selling prices and lower operating costs. The average cost of sales per ton shipped decreased approximately $3 per ton between the two periods. The decreased cost per ton resulted from lower operating costs, as well as increased sales of lower-cost slab products, offset, in part, by a shift in product mix to higher-cost plate products. Costs decreased primarily as a result of reduced production costs associated with completed capital projects, increased production throughput and other operating improvements offset, in part, by higher depreciation expense, higher wages and benefits as required by the union labor agreement and increases in certain other operating costs.

         Depreciation costs included in cost of sales increased approximately $9.7 million for the nine months ended June 30, 1995 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

         Selling, general and administrative expenses for the nine months ended June 30, 1995 increased approximately $1.4 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased wages and salaries and increased outside services.

         Interest and other income decreased approximately $1.2 million during the nine months ended June 30, 1995 as compared to the same period in the previous fiscal year as a result of a decrease in the amount of invested cash and cash equivalents.

         Interest expense increased approximately $10.6 million during the nine months ended June 30, 1995 as compared to the same period in the previous fiscal year. Interest expense increased due to higher levels of borrowing and decreases in capitalized interest during the nine months ended June 30, 1995 offset, in part, by a reduction in interest rates as a result of restructuring the Company's debt.

         Other expense was $1.7 million for the nine months ended June 30, 1995. Other expense reflects the costs incurred in connection with the Company's receivables securitization facility.

         The Company recognized a provision for income taxes at an effective tax rate of approximately 30.2% for the nine months ended June 30, 1995 as a result of utilizing approximately $2.4 million in net operating loss carryforwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the past three years principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"), fundings under its accounts receivable securitization facility (the "Receivable Facility") and cash provided by operations. As of June 30, 1995, the Company had borrowings of approximately $8.1 million and letters of credit of approximately $5.7 million outstanding under its Revolving Credit Facility and fundings under its Receivables Facility of $34.7 million.

         The debt instruments governing the Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") contain cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a current ratio maintenance requirement, a leverage ratio maintenance requirement, an interest coverage requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and a limitation on liens. In June 1995, the Company entered into an amendment modifying the financial covenants and tests contained in the Revolving Credit Facility. The Company may be required to seek additional amendments of the Revolving Credit Facility in the future based on actual operating results or capital spending.

         Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operations. Net cash provided by operating activities was $69.3 million for the nine months ended June 30, 1995, compared with net cash used for operating activities of $7.6 million for the same period in the previous fiscal year. The $69.3 million provided by operating activities during the nine months ended June 30, 1995 was generated primarily as a result of fundings under the Company's Receivable Facility of $34.7 million, depreciation and amortization of $29.3 million, an increase in accrued liabilities of $14.8 million and net income of $7.8 million. These sources of cash flow were offset, in part, by a $21.7 million increase in accounts receivable primarily associated with higher shipment levels. The Company also increased its cash flow during the period through $16.0 million in sale-leaseback transactions of manufacturing equipment.

         The Company expects its capital expenditures to require significant cash resources over the next several years. The Company anticipates that capital expenditures for the fiscal year ending September 30, 1995 will be approximately $60 million (net of sale leaseback transactions totaling approximately $16.0 million). The Company has budgeted $35 million for capital spending, including a blast furnace reline, during fiscal year 1996. Depending on market, operational, liquidity and other factors, the Company may, however, elect to adjust the design, timing and budget of its capital plan. The Company anticipates that, in any event, it may incur significant start-up and transition costs as planned capital projects are implemented.

         The Company is required to make substantial interest and dividend payments on the Senior Notes; its redeemable preferred stock or, in the alternative, exchange debentures; and outstanding balances under the Revolving Credit Facility, together with interest on any additional funding necessary for the additional capital expenditures and other working capital needs.
Currently, the Company's annual cash interest expense is approximately $34.0 million and its annual preferred stock dividends are approximately $7.5 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. The Company currently intends to continue to add the dividends to the liquidation preference through March 1996. In addition, the Company will incur costs based on the yield applicable to funded amounts under the Receivable Facility.

         During the first nine months of fiscal year 1995, the Company's operations improved significantly. The Company expects additional improvement due to the further decline of certain transition costs and production inefficiencies and the realization of additional operating cost savings. There can be no assurance, however, that the decline in transition costs and production inefficiencies or the increase in operating cost savings will continue, that sufficient product demand will exist for the Company's additional throughput capacity, or that the projected benefits of the modernization and other capital projects will be fully achieved.

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

         As of July 25, 1995, the Company had $0.7 million in cash and cash equivalents. Based on the Company's current receivables balance and inventories base as of July 25, 1995, the Company's Receivable Facility and Revolving Credit Facility provide up to $76.4 million in working capital. As of that date, the Company had $34.7 million in amounts funded under the Receivables Facility, as well as $9.7 million in borrowings and $6.4 million in outstanding letters of credit under its Revolving Credit Facility.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits.

          Exhibit                                                              Filed
          Number                           Exhibit                            Herewith
          ------                           -------                            --------
          10.1             Collective Bargaining Agreement between               X
                           Geneva Steel Company and the United Steel-
                           workers of America dated March 1, 1995.

          10.2             Taconite Pellet Sales Agreement between
                           USX Corporation and Geneva Steel dated
                           May 31, 1995                                          X

          10.3             Industrial Gas Supply Agreement between
                           Air Liquide America Corporation and Geneva
                           Steel dated June 8, 1995.                             X

          10.4             First Amendment to Amended and Restated
                           Revolving Credit Agreement among the
                           Registrant, the Lender Parties named therein
                           Citibank, N.A., and Citicorp U.S.A., Inc.,
                           dated as of November 4, 1994.                         X

          27               Financial data schedule.                              X


    (b)  Reports on Form 8-K.


    The Company has not filed any reports on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENEVA STEEL COMPANY



                                          By:  /s/ Dennis L. Wanlass
                                             -----------------------------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Dated:  August 2, 1995

                                EXHIBIT INDEX

Exhibit
Number          Exhibit
- -------         -------
10.1            Collective Bargaining Agreement between Geneva Steel Company and the United Steelworkers of America dated March 1, 1995.

10.2 Taconite Pellet Sales Agreement between USX Corporation and Geneva Steel dated May 31, 1995

10.3 Industrial Gas Supply Agreement between Air Liquide America Corporation and Geneva Steel dated June 8, 1995.

10.4 First Amendment to Amended and Restated Revolving Credit Agreement among the Registrant, the Lender Parties named therein Citibank, N.A., and Citicorp U.S.A., Inc., dated as of November 4, 1994.

27              Financial data schedule