Form 10-K405
period 1995-09-30
GENEVA STEEL
filed 1995-12-28
CIK 860192

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995, or

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
                 Yes   X       No
                     ---------    -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange on December 15, 1995, was approximately $92,908,000. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of December 15, 1995, the Registrant had 13,343,871 and 19,151,348 shares of Class A and Class B Common Stock, respectively, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in Parts II, III and IV of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995 (Parts II and IV), and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 26, 1996 (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Geneva Steel Company (the "Company" or "Geneva") owns and operates the only integrated steel mill operating west of the Mississippi River. The Company's mill manufactures steel slabs and hot-rolled sheet, plate and pipe products for sale primarily in the western and central United States.

         The steel mill is located 45 miles south of Salt Lake City, Utah on approximately 1,400 acres. The steel mill's facilities include four coke oven batteries, three blast furnaces, two Basic Oxygen Process ("Q-BOP") furnaces, a continuous casting facility, a combination continuous rolling mill and various finishing facilities. The Company's coke ovens produce coke from a blend of various grades of metallurgical coal. Coke is used as the principal fuel for the Company's blast furnaces, which convert iron ore into liquid iron. The liquid iron is then blended with scrap metal and metallic alloys and further refined in the Q-BOP furnaces to produce liquid steel. The liquid steel is then processed through the continuous casting facility. Steel slabs are either direct rolled or allowed to cool and then reheated prior to rolling. Slabs are rolled into hot-rolled steel products (sheet, plate and pipe) in the Company's rolling and finishing mills. The Company also sells a portion of its slabs to other steel processors.

         The Company acquired the steel mill and related facilities from USX Corporation ("USX") on August 31, 1987 at a price of approximately $44.1 million plus the assumption of certain liabilities. USX had operated the mill from 1944 until 1986, when it placed the mill on hot-idle status. Pursuant to the acquisition agreement between USX and the Company, USX retained liability for retiree life insurance, health care and pension benefits relating to employee service prior to the acquisition. USX also indemnified the Company for costs due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of environmental laws or otherwise results in the imposition of environmental liability, subject to the Company's sharing the first $20 million of certain clean-up costs on an equal basis. See "Environmental Matters." Since the Company began operations, its strategy has been to be a low-cost producer of steel products and to optimize its product quality and mix.

CAPITAL PROJECTS

   Overview

         In February 1990, the Company announced a major modernization program intended to strengthen its competitive position. The modernization program was undertaken to reduce operating costs, broaden the Company's product line, improve product quality and increase throughput capacity. The modernization program provides for improvements principally to the Company's ironmaking, steelmaking, casting, rolling and finishing facilities. Management believes that the modernization program has enabled the Company to produce the widest continuously cast steel slabs in the world and is positioning the Company for additional market penetration, particularly with respect to plate products.

         The Company has spent approximately $83 million, $165 million and $68 million on capital projects during the fiscal years ended September 30, 1993, 1994 and 1995, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization efforts. Management believes that the modernization projects completed to date have resulted in production efficiencies, increased throughput capacity and improved product quality and yield.

         The Company's capital projects are under continuous review, and depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the projected benefits of the modernization or other capital projects will be fully achieved, sufficient product demand will exist for the Company's additional throughput capacity, or that the planned capital projects can be completed in a timely manner or for the amounts budgeted. Notwithstanding completion of the modernization program and other current capital projects, management believes that additional, future capital projects will be critical to the Company's long-term ability to compete and will require substantial expenditures.

   Modernization Projects

         Since announcing the modernization program, the Company has (i) completed a new continuous casting facility and related improvements, (ii) installed two Q-BOP furnaces, (iii) completed a direct rolling and large coil project, including installation of a coilbox and a 42-megawatt induction slab heating furnace, (iv) completed the wide coiled plate project, (v) installed various environmental projects, and (vi) completed various other projects. The following discussion highlights the major projects completed during fiscal year 1995 or which remain to be completed.

         Wide Plate Coiler and Related Plate Processing Facilities. The wide coiled plate project allows the Company to produce plate in coil form up to 126 inches in width and 1 inch in thickness. The wide coils can either be shipped directly to customers or uncoiled, sheared and leveled on the Company's new cut-to-length line. In connection with completion of this project, the Company also converted its broadside mill to a reversing mill. The Company believes that the capability to produce and process wide plate in coil form is a significant competitive advantage.

         Induction Slab Heating Furnace. During the fourth fiscal quarter of 1995, the Company increased its production of higher-margin large coils due primarily to the start-up of a new 42-megawatt induction slab heating furnace, which is located in-line with the Company's caster and rolling mill. The new heating facility is designed to increase slab temperature by approximately 300 degrees fahrenheit prior to rolling. The Company is continuing to integrate the induction furnace into the production process. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity.

         Plasma - Fired Cupola. The Company is nearing completion of a plasma-fired cupola ironmaking facility. The cupola functions similar to a blast furnace although it utilizes only a fraction of the coke required by a blast furnace to produce liquid iron. The cupola can melt scrap steel, directly reduced iron or other metallic inputs. The cupola utilizes electric plasma technology as a secondary fuel source to further reduce coke requirements and substantially increase its capacity. The technology represents a means of meeting short-term ironmaking needs while providing a broader flexibility of inputs and decreasing coke requirements. The Company expects the facility to become available for operation in the first calendar quarter of 1996. The cupola will be used to replace or supplement blast furnace iron production, particularly when scrap prices are favorable or during relines and other periods requiring additional ironmaking capacity.

         Rolling Mill Finishing Stand Improvements. The Company has a six-stand 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions. The final phase of the rolling mill modernization includes hydraulic gauge control, roll bending and automatic roll change. These improvements are designed to enhance the shape and gauge of the Company's products and to increase throughput capacity. Substantially all of the equipment for the rolling mill finishing stand improvements will be completed during fiscal year 1996. The Company has elected to defer installation of that equipment until the following fiscal year. The Company anticipates that it may incur significant start-up and transition costs as the finishing stand equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect at a later date to proceed with installation of the finishing stand equipment during the 1996 fiscal year.

  Development Venture

         The Company, together with Air Products and Chemicals, Inc. and Centerior Energy Corporation, has jointly agreed to pursue a unique project at Geneva intended to demonstrate the commercial viability of an energy efficient, environmentally sound process for producing hot metal and electricity. This project, known as Clean Power from Integrated Coal/Ore Reduction (CPICOR(TM)), was selected under the United States Department of Energy's Clean Coal Technology Demonstration Program. The project includes construction and operation of a 3,000 ton per day COREX(R) cokeless ironmaking unit. Potential advantages of the project for the Company include additional ironmaking capacity, decreased dependence on coke, increased energy production and various environmental benefits. The project, which includes up to $150 million in cost share funding from the Department of Energy, is not anticipated to start-up until 1999 and is still subject to a number of contingencies, including obtaining private financing, continuing availability of the government funding and completion of project definition activities relating to the economic viability of the project.

PRODUCTS

         The Company's principal products are steel slabs and hot-rolled sheet, plate and pipe products. The Company also sells non-steel materials that are by-products of its steelmaking operations.

         The Company has a 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions and the opportunity to maximize utilization of the facilities. Generally, the Company manufactures products in response to specific customer orders. During fiscal year 1995, the Company increased its percentage of plate and slab products sold. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been completed and implemented. The Company has, however, also increased slab shipments in response to favorable slab pricing and to maximize production from the continuous caster. The Company intends to continue shifting its product mix toward plate and anticipates that slab sales will continue as a means of maximizing throughput. Product mix shifts are also determined by Geneva's product mix optimization efforts. These efforts generally allow Geneva to focus on products with the highest margin contribution based on throughput efficiency. The Company's product sales mix for fiscal years 1991 through 1995 is shown below:

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------
                                               1991       1992      1993       1994      1995
                                             --------  --------   --------   -------   --------
Sheet . . . . . . . . . . . . . . . . . . .      42%       45%       56%        65%       41%
Plate . . . . . . . . . . . . . . . . . . .      42        41        31         24        35
Pipe  . . . . . . . . . . . . . . . . . . .      12        11        10          7         6
Slab  . . . . . . . . . . . . . . . . . . .      --        --        --          1        15
Non-steel. . . . . . . . . . . . . . . . .        4         3         3          3         3
                                             --------  --------   --------   -------   --------
         Total  . . . . . . . . . . . . . .     100%      100%      100%       100%      100%
                                             ========  ========   ========   =======   ========

         Sheet. The mill produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .06 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet, hot-rolled bands and tempered coil. Sheet is used in a variety of applications such as storage tanks, light structural components and supports and welded tubing.

         Plate. The Company's plate products consist of hot rolled carbon and high-strength low alloy steel plate in coil form, cut-to-length from coil and flat rolled in widths varying from 48 to 126 inches and in thicknesses varying from .1875 of an inch to 3 inches. Plate can be used for heavy steel structures such as storage tanks, railroad cars, ships and bridges.

         Pipe. The Company produces electric resistance welded pipe ("ERW pipe") ranging from approximately 7 to 16 inches in diameter. ERW pipe is manufactured by heating and fusing the edges of the steel coil to form the pipe. The Company's ERW pipe is used primarily in pipelines, including water, natural gas and oil transmission and distribution systems, and in standard and structural pipe applications.

         Slab and Non-Steel. The Company sells steel slabs when market conditions are favorable and as a means of maximizing production through the continuous caster. The Company also sells products produced by its foundry operation and various by-products resulting from its steelmaking activities.

MARKETING; PRINCIPAL CUSTOMERS

         The Company sells its sheet and plate products primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 80% of the Company's finished product sales (excluding slabs) in fiscal year 1995. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company believes that sales of its products, either directly or through service centers or distributors, to automotive or appliance manufacturers have been immaterial. The Company has developed a broad customer base. In fiscal year 1995, the Company sold its products domestically to approximately 175 customers in 38 states and abroad through exporters to six customers in Canada and Mexico.

         The Company sells its ERW pipe to end-users and through distributors primarily in the western and central United States, where demand for pipe fluctuates in partial response to oil and gas industry cycles. The Company also occasionally sells products in the export market. Export sales, which generally have lower margins than domestic sales, accounted for approximately 1.9%, 0.3% and 1.3% of the Company's net sales during fiscal years 1993, 1994 and 1995, respectively.

         The Company's principal direct marketing efforts are in the western and central United States. Five sales representatives are employed in the western market, two of whom are located in the greater Los Angeles area, the largest single market for steel in the western United States. The Company believes that it holds a significant market share of the hot-rolled sheet and plate sales in the eleven western states.

         In the central United States, the Company currently has a small share of the market. Management believes, however, that there are attractive opportunities for revenue growth in this market. Substantially all of Geneva's sales in the central United States are made through a sales arrangement with Mannesmann Pipe and Steel Corporation ("Mannesmann"), the United States steel marketing subsidiary of Mannesmann A.G., a major German industrial company.
The sales arrangement entitles Mannesmann to sell the Company's products in 15 central states and to certain of the Company's customers in the eastern United States, and to receive a variable commission on its sales. Mannesmann has an exclusive right to sell the Company's products in these areas, subject to certain exceptions. The payment terms provide that Mannesmann make a production prepayment of up to $10 million. The Company is currently negotiating with Mannesmann to increase the amount of the production prepayment to $20 million, depending on sales volumes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The prepayment is recorded as a production prepayment until the product is shipped, at which time the sale is recorded. The Company is currently negotiating a three year renewal of its agreement with Mannesmann and expects the renewal to be finalized within the next several weeks. Mannesmann accounted for approximately 42% and 36% of the Company's net sales in fiscal years 1994 and 1995, respectively. Any termination or disruption of the Company's arrangements with Mannesmann could have a material adverse effect on the Company's results of operations and financial condition.

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

         In October 1995, the Company and Inland Materials Distribution Group ("IMDG"), a wholly-owned subsidiary of Inland Steel Industries, announced a tentative agreement to form a joint venture that will own and operate a wide coiled plate processing facility in the Chicago area. The facility will be designed to process wide coiled plate into flat plate up to one inch in thickness and up to 96 inches (and potentially 126 inches) in width. The facility will be capable of producing up to 500,000 tons of discrete plate annually and is currently scheduled for completion during the first half of the 1997 calendar year. Flat plate processed on the line will be sold by the Company directly to customers and to IMDG for distribution through its steel service center network.

         The Company generally produces steel in response to specific orders. As of November 30, 1995, the Company had estimated total orders on hand for approximately 274,000 tons compared to approximately 257,000 tons as of November 30, 1994. The Company does not believe that its orders on hand are necessarily indicative of future operating results.

EMPLOYEES; LABOR AGREEMENT

         The Company has a workforce of approximately 2,570 full-time employees, of whom approximately 510 are salaried and approximately 2,060 are hourly. The Company's 179 operating management personnel generally have had considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 10 to 20 years. The Company's senior operating managers have an average of over 25 years of industry experience.

         Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under a collective bargaining agreement that expires in March 1998. The Company believes that its labor agreement is an important competitive advantage. Although the Company's wage rates under the agreement are high by local standards and comparable to regional competitors, its total hourly labor costs are substantially below recent industry averages compiled by the American Iron and Steel Institute. Unlike labor agreements negotiated by many other domestic integrated steel producers, the Company's labor agreement does not contain traditional work rules, limits the Company's financial pension obligations to a defined contribution plan and entitles the Company to reduce its profit sharing obligations by an amount equal to a portion of its capital expenditures. The Company did not assume any pension obligations or retiree medical obligations related to workers' service while the plant was owned by USX.

         The Company's labor agreement also contains a performance dividend plan designed to reward employees for increased shipments of steel products. Compensation under the plan includes a monthly guarantee of $.33 per hour for all union represented workers. The guaranteed payment is based on an annualized shipment rate of 1.5 million tons. As shipments increase above this level, compensation under the plan also increases.

         The Company has also implemented a performance dividend plan for all non-union employees that provides additional compensation as shipment levels increase. Unlike the union plan, however, there are no guaranteed payments.

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

         Effective March 1, 1995, the Company established a voluntary employee beneficiary association trust ("VEBA Trust") to fund post retirement medical benefits for future retirees covered by the collective bargaining agreement. Company contributions to the VEBA Trust are limited to ten cents for each hour of work performed by employees covered by the collective bargaining agreement. In addition, union employees provide a contribution to the VEBA Trust based on a reduction from the performance dividend plan payment. No benefits will be paid from the VEBA Trust prior to March 31, 1998. Eligibility requirements and related matters will be determined at a later date.

RAW MATERIALS AND RELATED SERVICES

         The Company is located near major deposits of several of the principal raw materials used to make steel, including iron ore, high volatile coal, limestone and natural gas. The Company believes that, in certain instances, this proximity, together with the Company's importance as a customer to suppliers of these materials, enhances its ability to obtain competitive terms for these raw materials. As the Company evaluates emerging technologies for the production of iron and steel, it intends to focus on those technologies that allow increased utilization of resources available in the western United States.

         Iron Ore. The Company's steelmaking process can use both iron ore and iron ore pellets. In recent years, the Company has used a high percentage of iron ore pellets in an effort to maximize the operating efficiencies of its blast furnaces in response to increased production needs. Iron ore pellets are generally purchased from USX, as discussed below, as well as on the spot market. As the Company increases production levels, it may continue to use a higher percentage of iron ore pellets. The Company obtains its iron ore from deposits at mines in Utah. The ore is mined by an independent contractor under claims owned by the Company and transported by railroad to the steel mill. The Company expects future costs of recovery of this ore to increase gradually as the reserves are depleted.

         The Company has historically purchased iron ore pellets from USX. Pursuant to a five year agreement entered into as of September 1, 1994, the Company has commitments to purchase at least 2,400,000 and 2,160,000 tons in the second and third years of the agreement, respectively, and 1,890,000 tons in each of the fourth and fifth years of the contract. The agreement also limits the maximum quantity of pellets USX is obligated to supply.

         Coal and Coke. The coke batteries operated by the Company require a blend of various grades of metallurgical coal. The Company currently obtains high volatile coal from a mine in western Colorado owned by Pacific Basin Resources under a contract that expires in March 1997, which will likely be extended. The Company also purchases various grades of coal under short-term contracts from sources in the eastern United States. Although the Company believes that such coal is available from several alternative eastern suppliers, the Company is subject to price volatility resulting from fluctuations in the spot market. There can be no assurance that the Company's blend of coal will not change or that its overall cost of coal will not increase.

         The Company is currently purchasing imported coke as a result of its increasing steel production and decreasing capacity to produce its own coke as the Company's coke ovens deteriorate. The ability of other domestic integrated steel mills to produce coke is also decreasing, thereby increasing the demand for purchased coke in the United States. The Company purchases coke from sources in Japan and China. As the Company's consumption of purchased coke increases, the Company's average cost of coke used in the manufacturing process will be higher.

         Energy. The Company's steel operations consume large amounts of oxygen, electricity and natural gas. The Company purchases oxygen, nitrogen and argon from two facilities located on the Company's premises which were constructed by Air Liquide America Corporation ("Air Liquide") and Praxair, Inc. ("Praxair"), respectively. These facilities are capable of providing approximately 280 and 540 tons of oxygen per day under contracts which expire in 1998 and 2006, respectively. Air Liquide has agreed to construct a new facility to accommodate the Company's increased production levels and to replace the existing Air Liquide facility. Under a new agreement expiring 15 years from the date of first delivery of product (presently estimated at December, 1996), the Company will have the right to receive an average of 800 tons of gaseous oxygen per day from the new facility. Praxair will also
continue to supply product to the Company from its facility.   The Company pays
a monthly charge to Praxair for the right to receive 100% of Praxair's production and will pay a similar charge to Air Liquide to receive contract tonnages of oxygen when the new facility is completed.

         The Company generates a substantial portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases most of its remaining electrical requirements from Utah Power & Light Company ("UP&L") under a 90 megawatt interruptible power contract expiring in 1999. The contract provides for price increases tied to the cost of energy used by the utility to produce electricity. The Company has also entered into a firm power contract expiring in 1999 with UP&L under which the Company purchases additional electrical needs. The firm contract provides for energy charges and price increases similar to the interruptible contract but also includes a significantly higher capacity charge.

         Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline. The Rocky Mountain region has substantial natural gas reserves.

         Other. The Company's mill is served by both the Southern Pacific Transportation Company ("SP") and the Union Pacific Railroad Company ("UP"). The Company believes that it is one of the largest western customers of each railroad. The Company's location in the western United States facilitates backhauling, which reduces freight costs. The SP and the UP recently announced the intention to merge, subject to approval by the Interstate Commerce Commission. The Company has expressed concerns regarding the competitive impact of such a merger and, as a result, is in the process of negotiating a long-term transportation contract with the UP intended to maintain a competitive rate structure. The Company also owns mining claims in a limestone quarry located approximately 30 miles from the Company's plant. The limestone is mined by the Company and transported by railroad to the mill.

         The Company uses scrap metal obtained from its own operations and external sources in its steelmaking process. As the Company increases its production volume, improves yield or implements steelmaking technologies that utilize scrap, such as the plasma-fired cupola, management anticipates that increased amounts of scrap will be purchased.

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

COMPETITION AND OTHER MARKET FACTORS

         The Company competes with domestic and foreign steel producers on the basis of price, quality and service. Many of the Company's competitors are larger companies, have greater capital resources and, in some cases, more modern technology than the Company. Intense worldwide sales competition exists for all the Company's products. Both the industry and the Company face increasing competition from producers of certain materials such as aluminum, composites, plastics and concrete.

         The Company believes that certain of its raw material arrangements, particularly with respect to energy, and its current labor contract are favorable in relation to those of the domestic steel industry as a whole. The Company currently purchases iron ore pellets and a significant portion of its coal requirements from locations in the midwest and eastern United States, for which it has a transportation cost disadvantage. The Company believes that its geographic location enhances its ability to compete in the western United States, although it has a transportation disadvantage in midwestern and eastern markets.

         Product quality has improved significantly as a result of the continuous caster and other capital projects. The Company is presently at a competitive disadvantage with respect to certain product quality factors particularly with respect to sheet products. The Company believes, however, that its ongoing modernization efforts have enhanced the competitiveness of its products, particularly with respect to plate products. Standards of quality in the steel industry are, nevertheless, rising as buyers continually expect higher quality products. Foreign and domestic producers continue to invest heavily to achieve increased production efficiencies and product quality.

         The steel industry is cyclical in nature and highly competitive. Moreover, overall throughput capacity and competition are increasing due primarily to construction of mini-mills and improvements in production efficiencies at existing mills. The Company, like other steel producers, is highly sensitive to price and production volume changes. Consequently, any downward movement could have an adverse effect on the Company's results of operations.

         Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills are generally smaller volume steel producers which use ferrous scrap metal as their basic raw material and serve regional markets. These operations traditionally produced lower margin, commodity type steel goods such as bars, rods and structural products. A number of mini-mills, however, produce plate, coil and pipe products that compete directly with the Company's products. Three mini-mills have completed or are constructing facilities that will produce wide plate in coil form, thereby competing with
products produced by the Company.   Of these facilities,  one has begun
operations and a second will begin operations in the spring of 1996. Recently developed thin slab/direct rolling techniques have also allowed mini-mills to produce some of the types of sheet products that have traditionally been supplied by integrated producers. Several competitors have announced or expressed an intention to construct mini-mill facilities that, if constructed, are expected to significantly increase domestic steel production and thereby further increase competition.

         Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against several other currencies as well as the strength of the United States economy relative to foreign economies. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. Domestic pricing has been adversely affected by unfairly traded imports, including most recently from non-traditional sources such as Russia, Ukraine and China. Existing trade laws and regulations may be inadequate to prevent unfair trade practices whereby imports could pose increasing problems for the domestic steel industry and the Company.

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

         The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $1.7 million for environmental capital improvements in fiscal years 1996 and 1997. Such improvements include potential upgrades to the Company's coking emission controls. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

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

         Under the acquisition agreement between the two parties, the Company and USX agreed to share on an equal basis the first $20 million of costs incurred by either party to satisfy any government demand for studies, closure, monitoring, or remediation at specified waste sites or facilities or for other claims under CERCLA or the Resource Conservation and Recovery Act. The Company is not obligated to contribute more than $10 million for the clean-up of wastes generated prior to the acquisition. The Company believes that it has paid the full $10 million necessary to satisfy its obligations under the cost-sharing arrangement. USX has advised the Company, however, of its position that a portion of the amount paid by the Company may not be properly credited against Geneva's obligations. Although the Company believes that USX's position is without merit, there can be no assurance that this matter will be resolved without litigation. The Company believes that resolution of this matter will not likely have a material adverse effect. The Company's ability to obtain indemnification from USX in the future will depend on factors which may be beyond the Company's control and may also be subject to dispute.


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


ITEM 3.  LEGAL PROCEEDINGS.

         In addition to the matters described under Item 1. "Business--Environmental Matters," the Company is a party to routine legal proceedings incidental to its business. In the opinion of management, after consultation with its legal counsel, none of the proceedings to which the Company is currently a party to are expected to have a material adverse effect on the Company's business or financial condition.


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

Fiscal Year Ended September 30, 1994                                HIGH                      LOW
  First Quarter ended December 31                                   $ 18 1/2                  $ 11 7/8
  Second Quarter ended March 31                                       21 3/8                    13 1/4
  Third Quarter ended June 30                                         20                        13 3/8
  Fourth Quarter ended September 30                                   21 1/4                    15 1/2

Fiscal Year Ended September 30, 1995                                HIGH                       LOW

  First Quarter ended December 31                                   $ 18                      $ 12 1/4
  Second Quarter ended March 31                                       16                         9 3/4
  Third Quarter ended June 30                                         12                         7 1/8
  Fourth Quarter ended September 30                                    9 3/4                     7 3/4

As of November 30, 1995, the Company had 13,343,871 shares of Class A Common Stock outstanding, held by 646 stockholders of record, and 19,151,348 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock.

The Company currently anticipates that it will retain all available funds to finance its capital expenditures and other business activities, and it does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving credit facility and senior notes restrict the amount of dividends that the Company may pay. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements included in this Report.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference to page 5 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference to pages 6 through 11 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference to pages 12 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Nominees for Election as Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 26, 1996. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 26, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 26, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a)     Documents Filed:

                 1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 are incorporated by reference in Item 8 of this Report:

                          -       Report of Independent Public Accountants

                          - Consolidated Balance Sheets at September 30, 1995 and 1994

                          - Consolidated Statements of Operations for the years ended September 30, 1995, 1994 and 1993

                          - Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995, 1994 and 1993

                          - Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993

                          -       Notes to Consolidated Financial Statements

                 2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

                          Schedule                                     Page
                          --------                                     ----

                          II -    Valuation and Qualifying Accounts      18

                          Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto, or contained in this Report.

         (b)     Reports on Form 8-K

                 None.

                 (c)      Exhibits


                 EXHIBIT                                                                          INCORPORATED         FILED
                   NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
                 -------     ---------------------------------------------------------          ---------------    ------------
                   3.1       Revised Articles of Incorporation of the Registrant                      (1)

                   3.2       Articles of Amendment dated February 17, 1993 to the                     (2)
                             Registrant's Revised Articles of Incorporation

                   3.3       Articles of Amendment dated March 12, 1993 to the                        (3)
                             Registrant's Revised Articles of Incorporation

                   3.4       Restated Bylaws of the Registrant dated March 12, 1993                   (2)

                   4.1       Specimen Certificate of the Registrant's Class A Common                  (1)
                             Stock, no par value

                   4.2       Specimen Certificate of the Registrant's Series B Preferred              (4)
                             Stock, no par value

                   10.1      Asset Sales Agreement between USX and the Registrant dated as            (1)
                             of June 26, 1987, as Amended and Restated August 31, 1987

                   10.2      Registration Rights Agreement among the signatories listed on            (1)
                             the signature pages thereof and the Registrant dated November
                             6, 1989

                   10.3      License Agreement between ENSR Corporation and the Registrant            (1)
                             dated December 8, 1988

                   10.4      Amended and Restated Revolving Credit Agreement among the                (5)
                             Registrant, the Lender Parties named therein, Citibank, N.A., and Citicorp U.S.A., Inc., dated as of November 4, 1994

                   10.5      First Amendment to Amended and Restated Revolving Credit                 (6)
                             Agreement dated June 30, 1995

                   10.6      Second Amendment to Amended and Restated Revolving Credit                                   X
                             Agreement dated October 31, 1995

                   10.7      Receivables Purchase Agreement between the Registrant and                (5)
                             Geneva Steel Funding Corporation ("GSFC") dated as of
                             November 4, 1994, including Annex

                   10.8      Pooling and Servicing Agreement among GSFC, the Registrant               (5)
                             and Bankers Trust Company, as trustee, dated as of November
                             4, 1994, including Annex

                   10.9      Series 1994-1 Supplement to Pooling and Servicing Agreement              (5)
                             among GSFC, the Registrant and Bankers Trust Company, as
                             trustee, dated as of November 4, 1994, including Annex

                  10.10      Certificate Purchase Agreement among GSFC, the Registrant,               (5)
                             Corporate Receivables Corporation, the Liquidity Providers
                             named therein, and Citicorp North America, Inc., dated as of
                             November 4, 1994, including Annex

                  10.11      Sales Representation Agreement between Mannesmann Pipe &                 (1)
                             Steel Corporation and the Registrant dated December 8, 1988

                  10.12      Amendment to Sales Representation Agreement between                      (7)
                             Mannesmann Pipe & Steel Corporation and the Registrant dated
                             April 18, 1991

                 EXHIBIT                                                                          INCORPORATED         FILED
                   NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
                 -------     ---------------------------------------------------------          ---------------    ------------
                  10.13      Amendment to Sales Representation Agreement between                      (8)
                             Mannesmann Pipe & Steel Corporation and the Registrant dated
                             April 17, 1992

                  10.14      Geneva Steel Key Employee Plan*                                          (9)

                  10.15      Amendment to Geneva Steel Key Employee Plan dated May 12,                (7)
                             1991*

                  10.16      Form of Non-Statutory Stock Option Agreement*                            (1)

                  10.17      Management Employee Savings and Pension Plan, as Amended and                                X
                             Restated generally effective January 1, 1994, dated as of
                             July 3, 1995*

                  10.18      Form of revised Executive Split Dollar Insurance Agreement*              (10)

                  10.19      Form of revised Executive Supplemental Retirement Agreement*             (10)

                  10.20      Union Employee Savings and Pension Plan, as Amended and                                     X
                             Restated effective January 1, 1995, dated as of June 22, 1995*


                  10.21      Collective Bargaining Agreement between United Steelworkers              (6)
                             of America and the Registrant ("Collective Bargaining
                             Agreement") dated March 1, 1995*

                  10.22      Agreement between Union Carbide Industrial Gases, Inc. and               (9)
                             the Registrant dated July 12, 1990, as amended August 3, 1990
                             (the "Union Carbide Agreement")

                  10.23      Amendment to the Union Carbide Agreement dated December 1,               (10)
                             1992

                  10.24      Oxygen Supply Agreement between Big Three Industrial Gas,                (9)
                             Inc. (successor in interest to Liquid Air Corporation) and the Registrant dated September 27, 1988 and Amendment thereto dated June 8, 1990

                  10.25      Coilbox License Agreement between Stelco Technical Services              (1)
                             Limited and the Registrant dated August 23, 1989

                  10.26      License Agreement for the K-OBM Process between                          (1)
                             Klockner Contracting and Technologies GmbH and the Registrant
                             dated November 25, 1989

                  10.27      Special Use Lease Agreement No. 897 between the State of Utah            (10)
                             and the Registrant dated January 13, 1992 and Amendment
                             thereto dated June 19, 1992

                  10.28      Indenture dated as of January 15, 1994 between the Registrant            (11)
                             and Bankers Trust Company, as Trustee, including a form of 9
                             1/2% Senior Note due 2004

                  10.29      Indenture dated as of March 15, 1993 between the Registrant              (3)
                             and The Bank of New York, as Trustee, including a form of 11
                             1/8% Senior Note due 2001

                  10.30      License Agreement relating to the desulfurization process                (1)
                             between BS&B Engineering Company, Inc. and the Registrant
                             dated March 1, 1990

                 EXHIBIT                                                                          INCORPORATED         FILED
                   NO.                                   EXHIBIT                                  BY REFERENCE       HEREWITH
                 -------     ---------------------------------------------------------          ---------------    ------------
                  10.31      Lo-Cat(R) Licensing Agreement between ARI Technologies, Inc.             (9)
                             and the Registrant dated April 16, 1990

                  10.32      Agreement relating to the closure of hazardous waste surface             (9)
                             impoundments between USX Corporation, the Registrant and
                             Duncan Lagnese Associates, Incorporated dated October 22,
                             1990

                  10.33      Agreement for the Sale and Purchase of Coal among Pacific                (7)
                             Basin Resources (a division of Oxbow Carbon and Minerals,
                             Inc.), Somerset Mining Company and the Registrant dated April
                             11, 1991

                  10.34      Agreement for the Sale and Purchase of Coke between the                  (12)
                             Registrant and Mitsubishi International Corporation dated
                             November 9, 1993 (the "Mitsubishi Agreement")

                  10.35      Amendment to the Mitsubishi Agreement dated as of December               (13)
                             28, 1993

                  10.36      Agreement for Sale and Purchase of Coke between the                      (14)
                             Registrant and Pacific Basin Resources (a division of Oxbow
                             Carbon and Minerals, Inc.) dated April 29, 1994

                  10.37      Warrant Agreement dated as of March 16, 1993 between the                 (2)
                             Registrant and The Bank of New York, as Warrant Agent

                  10.38      Form of Indenture between the Registrant and the Trustee                 (3)
                             thereunder related to the Exchange Debentures, including a form of Exchange Debenture

                  10.39      Taconite Pellet Sales Agreement between USX Corporation and              (6)
                             Geneva Steel dated May 31, 1995

                  10.40      Industrial Gas Supply Agreement between Air Liquide America              (6)
                             Corporation and Geneva Steel dated June 8, 1995.

                    13       Selected portions of the Registrant's Annual Report to                                      X
                             Shareholders for the year ended September 30, 1995 which are incorporated by reference in Parts II and IV of this Report

                    23       Consent of Arthur Andersen LLP, independent public                                          X
                             accountants

                    27       Financial Data Schedule                                                                     X

                                --------------------

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

                                (1)      Incorporated by reference to the
                                         Registration Statement on Form
                                         S-1 dated March 27, 1990, File No.
                                         33-33319.

                                (2)      Incorporated by reference to the
                                         Registration Statement on Form S-3
                                         dated June 16, 1993, File No.
                                         33-64548.

                                (3)      Incorporated by reference to the
                                         Registration Statement on Form S-4
                                         dated April 15, 1993, File No.
                                         33-61072.

                                (4)      Incorporated by reference to the
                                         Registration Statement on Form S-4
                                         dated August 9, 1993, File No.
                                         33-61072.

                                (5)      Incorporated by reference to the
                                         Annual Report on Form 10-K for the
                                         fiscal year ended September 30, 1994.

                                (6)      Incorporated by reference to the
                                         Quarterly Report on Form 10-Q for the
                                         fiscal quarter ended June 30, 1995.

                                (7)      Incorporated by reference to the
                                         Annual Report on Form 10-K for the
                                         fiscal year ended September 30, 1991.

                                (8)      Incorporated by reference to the
                                         Current Report on Form 8-K dated May
                                         22, 1992.

                                (9)      Incorporated by reference to the
                                         Registration Statement on Form S-1
                                         dated November 5, 1990, File
                                         No. 33-37238.

                                (10)     Incorporated by reference to the
                                         Annual Report on Form 10-K for the
                                         fiscal year ended September 30, 1992.

                                (11)     Incorporated by reference to the
                                         Quarterly Report on Form 10-Q for the
                                         fiscal quarter ended December 31,
                                         1993.

                                (12)     Incorporated by reference to the
                                         Current Report on Form 8-K dated
                                         December 2, 1993.

                                (13)     Incorporated by reference to the
                                         Quarterly Report on Form 10-Q for the
                                         fiscal quarter ended March 31, 1994.

                                (14)     Incorporated by reference to the
                                         Quarterly Report on Form 10-Q for the
                                         fiscal quarter ended June 30, 1994.


         (d)     Financial Statement Schedule

                 See page 18 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geneva Steel Company:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements incorporated by reference in
Item 8 of this Form 10-K, and have issued our report thereon dated October 25, 1995 (except with respect to the matter discussed in the last paragraph of Note 7 as to which the date is November 28, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 25, 1995

                              GENEVA STEEL COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                             (Dollars in Thousands)

                                                                    Additions
                                                  Balance at       Charged to       Deductions,        Balance
                                                   Beginning        Costs and           Net of          at End
Description                                         of Year          Expenses       Recoveries         of Year
-----------                                       -----------      ----------       ----------        ---------
Year Ended September 30, 1995
   Allowance for doubtful accounts  . . .            $3,113           $5,138         $(6,239)           $2,012
                                                     ======           ======         =======            ======

Year Ended September 30, 1994
   Allowance for doubtful accounts  . . .            $2,983           $4,826         $(4,696)           $3,113
                                                     ======           ======         =======            ======

Year Ended September 30, 1993
   Allowance for doubtful accounts  . . .            $3,413           $5,230         $(5,660)           $2,983
                                                     ======           ======         =======            ======

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1995.

                                        GENEVA STEEL COMPANY


                                        By: /s/ Joseph A. Cannon
                                           ---------------------------
                                           Joseph A. Cannon,
                                           Chairman of the Board
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                       Title                            Date
             ---------                                       -----                            ----
/s/ Joseph A. Cannon                             Chairman of the Board and Chief       December 27, 1995
-----------------------------                    Executive Officer
Joseph A. Cannon                                 (Principal executive officer)



/s/ Robert J. Grow                               President and Chief Operating         December 27, 1995
-----------------------------                    Officer and Director
Robert J. Grow


/s/ Richard D. Clayton                           Executive Vice President,             December 27, 1995
-----------------------------                    Vice President of Environment
Richard D. Clayton                               and Director



/s/ Dennis L. Wanlass                            Vice President, Treasurer and         December 27, 1995
-----------------------------                    Chief Financial Officer
Dennis L. Wanlass                                (Principal financial and
                                                 accounting officer)



/s/ A. Blaine Huntsman                           Director                              December 27, 1995
-----------------------------
A. Blaine Huntsman


/s/ A. Thurl Jacobson                            Director                              December 27, 1995
-----------------------------
A. Thurl Jacobson


/s/ Arch L. Madsen                               Director                              December 27, 1995
-----------------------------
Arch L. Madsen


/s/ R. J. Shopf                                  Director                              December 27, 1995
-----------------------------
R. J. Shopf