Form 10-Q
period 1995-12-31
GENEVA STEEL
filed 1996-02-14
CIK 860192

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                  13,359,847 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of January 24, 1996.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)

ASSETS

                                                      December 31,  September 30,
                                                         1995           1995
                                                      -----------   ------------
Current assets:
     Cash and cash equivalents                         $    --        $  12,808
     Accounts receivable, net                             41,395         35,178
     Inventories                                         100,769         89,909
     Deferred income taxes                                 6,883          6,885
     Prepaid expenses and other                            3,096          2,661
                                                       ---------      ---------
         Total current assets                            152,143        147,441
                                                       ---------      ---------

Property, plant and equipment:
     Land                                                  1,990          1,941
     Buildings                                            16,092         16,092
     Machinery and equipment                             586,202        576,066
     Mineral property and development
         costs                                             8,425          8,425
                                                       ---------      ---------
                                                         612,709        602,524
     Less accumulated depreciation                      (142,525)      (132,134)
                                                       ---------      ---------
         Net property, plant and equipment               470,184        470,390
                                                       ---------      ---------

Other assets                                              10,776         10,966
                                                       ---------      ---------
                                                       $ 633,103      $ 628,797
                                                       =========      =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,  September 30,
                                                         1995            1995
                                                      -----------   ------------
Current liabilities:
     Accounts payable                                  $  59,062      $  67,939
     Accrued liabilities                                  21,209         19,045
     Accrued payroll and related taxes                    11,569         10,667
     Production prepayments                               10,000         10,000
     Accrued interest payable                             12,950          4,610
     Accrued pension and profit
         sharing costs                                     2,112          2,135
                                                       ---------      ---------
              Total current liabilities                  116,902        114,396
                                                       ---------      ---------

Long-term debt                                           345,814        342,033
                                                       ---------      ---------

Deferred income taxes                                     12,474         13,263
                                                       ---------      ---------

Redeemable preferred stock                                53,195         51,031
                                                       ---------      ---------

Stockholders' equity:
     Preferred stock                                        --             --
     Common stock:
         Class A                                          87,979         87,926
         Class B                                          10,110         10,163
     Warrants to purchase Class A
         common stock                                      5,360          5,360
     Retained earnings                                    19,155         22,754
     Class A common stock held in
         treasury, at cost                               (17,886)       (18,129)
                                                       ---------      ---------
              Total stockholders' equity                 104,718        108,074
                                                       ---------      ---------
                                                       $ 633,103      $ 628,797
                                                       =========      =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                      (In thousands, except per share data)

                                   (Unaudited)

                                                        1995             1994
                                                     ---------        ---------
Net sales                                            $ 167,090        $ 164,424
Cost of sales                                          154,888          148,480
                                                     ---------        ---------

     Gross margin                                       12,202           15,944

Selling, general and administrative
     expenses                                            5,734            5,832
                                                     ---------        ---------

     Income from operations                              6,468           10,112
                                                     ---------        ---------

Other income (expense):
     Interest and other income                             178               28
     Interest expense                                   (8,257)          (8,753)
     Other expense                                        (552)            (379)
                                                     ---------        ---------
                                                        (8,631)          (9,104)
                                                     ---------        ---------

Income (loss) before provision (benefit)
     for income taxes                                   (2,163)           1,008

Provision (benefit) for income taxes                      (831)            --
                                                      --------        ---------

Net income (loss)                                       (1,332)           1,008

Less redeemable preferred stock dividends and
     accretion for original issue discount               2,164            1,906
                                                     ---------        ---------

Net loss applicable to common shares                 $  (3,496)       $    (898)
                                                     =========        =========

Net loss per common share                            $    (.23)       $    (.06)
                                                     =========        =========

Weighted average common shares outstanding              15,252           15,174
                                                     =========        =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (Dollars in thousands)

                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                         1995            1994
                                                       --------        --------
Cash flows from operating activities:
     Net income (loss)                                 $ (1,332)       $  1,008
     Adjustments to reconcile net income (loss)
         to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                   10,815           9,502
         Deferred income taxes                             (787)           --
         (Increase) decrease in current
              assets--
              Accounts receivable, net                   (6,217)          2,968
              Inventories                               (10,860)         10,503
              Prepaid expenses and other                   (435)           (285)
         Increase (decrease) in current
              liabilities--
              Accounts payable                           (8,877)         (3,327)
              Accrued liabilities                         2,164           2,645
              Accrued payroll and related taxes           1,042           3,061
              Accrued interest payable                    8,340           8,166
              Accrued pension and profit
                 sharing costs                              (23)            676
                                                       --------        --------

     Net cash provided by (used for)
         operating activities                            (6,170)         34,917
                                                       --------        --------

Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                  (10,186)        (12,628)
     Proceeds from sale of property, plant
         and equipment                                     --            14,135
     Change in other assets                                (233)           --
                                                        -------        --------
     Net cash provided by (used for)
         investing activities                          $(10,419)       $  1,507
                                                       --------        --------

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (Dollars in thousands)

                                   (Unaudited)

                                                        1995             1994
                                                      --------         --------
Cash flows from financing activities:
     Proceeds from long-term debt                     $  3,781         $   --
     Payments on long-term debt                           --            (32,348)
     Payments for deferred loan costs and
         other assets                                     --             (1,536)
                                                      --------         --------
     Net cash provided by (used for)
         financing activities                            3,781          (33,884)
                                                      --------         --------

Net increase (decrease) in cash and cash
     equivalents                                       (12,808)           2,540

Cash and cash equivalents at beginning
     of period                                          12,808             --
                                                      --------         --------
Cash and cash equivalents at end
     of period                                        $   --           $  2,540
                                                      ========         ========

Supplemental schedule of noncash financing activities:

         For the three months ended December 31, 1995 and 1994, the Company increased the redeemable preferred stock liquidation preference by $1,986 and $1,731, respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $178 and $175, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------
(1)      INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

(2)      INVENTORIES

      Inventories were comprised of the following components:

                                                  December 31,             September 30,
                                                      1995                     1995
                                                    --------                 --------
      Raw materials                                 $ 34,788                 $ 27,784
      Semi-finished and finished goods                58,131                   54,191
      Operating materials                              7,850                    7,934
                                                    --------                 --------

                                                    $100,769                 $ 89,909
                                                    ========                 ========


(3)      NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share is calculated based upon the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of warrants and options to purchase Class A common stock which have a dilutive effect when applying the treasury stock method. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

      The net income (loss) for the three-month periods ended December 31, 1995 and 1994 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                                                 Three Months Ended
                                                                    December 31,
                                                                -------------------
                                                                 1995          1994
                                                                -----         -----
Net sales                                                       100.0%        100.0%
Cost of sales                                                    92.7          90.3
                                                                -----         -----
Gross margin                                                      7.3           9.7

Selling, general and administrative expenses                      3.4           3.6
                                                                -----         -----
Income from operations                                            3.9           6.1
                                                                -----         -----

Other income (expense):
 Interest and other income                                        0.1          --
 Interest expense                                                (5.0)         (5.4)
 Other expense                                                   (0.3)         (0.1)
                                                                -----         -----
                                                                 (5.2)         (5.5)
                                                                -----         -----

Income (loss) before provision (benefit) for income taxes        (1.3)          0.6
Provision (benefit) for income taxes                             (0.5)         --
                                                                -----         -----

 Net income (loss)                                               (0.8)%         0.6%
                                                                =====         =====


      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                                                 Three Months Ended
                                                                    December 31,
                                                              ------------------------
                                                                1995           1994
                                                               -----          -----
Sheet                                                             34.5%        53.3%
Plate                                                             34.8         31.7
Pipe                                                               4.4          4.4
Slab                                                              23.7          7.6
Non-Steel                                                          2.6          3.0
                                                                 -----        -----
                                                                 100.0%       100.0%
                                                                 =====        =====

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994

      Net sales increased 1.6% due to increased shipments of approximately 49,700 tons, offset in part by decreased overall average selling prices and a shift in product mix to lower-priced slab products for the three months ended December 31, 1995 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and slab products decreased by 8.2% and 3.6%, respectively, while the weighted average sales price of plate and pipe products increased by 0.1% and 10.8%, respectively, in the three months ended December 31, 1995 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also decreased between the periods as a result of a shift in product mix to lower-priced slab products. This decrease was offset, in part, by the Company's increased sales of higher-priced plate products. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been completed and implemented. The Company intends to continue shifting its product mix toward plate. The Company increased slab shipments to maximize production from the continuous caster. Despite weakening slab prices, the Company expects that slab sales will continue as a means of maximizing the throughput of its continuous caster while efforts to increase rolling mill throughput continue. Shipped tonnage of plate and slabs increased approximately 15,400 tons or 11.4% and 112,500 tons or 229.4%, respectively, while shipped tonnage of sheet and pipe decreased approximately 76,400 tons or 28.3% and 1,800 tons or 9.4%, respectively, between the two periods.

      Pricing for the Company's hot-rolled sheet, plate, pipe and slab products weakened late in fiscal year 1995 as a result of efforts by service centers to reduce high inventory levels, an increase in domestic hot-rolled capacity and other market factors. Pricing has also been adversely affected by unfairly traded imports, including most recently from non-traditional sources such as Russia, Ukraine and China. The Company's sales in the first fiscal quarter and bookings in the second fiscal quarter have reflected additional price reductions. In response to a recent strengthening in orders, the Company has, however, announced price increases, effective after March 31, 1996, of $20 per ton on plate and floor plate products and $15 per ton on strip mill plate, hot-rolled coils and cut-length sheet products. The Company intends, however, to react to price increases or decreases in the market as justified by competitive conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

      During the first fiscal quarter, the Company increased production of higher-margin large coils due primarily to the start-up of a new 42-megawatt induction slab heating furnace, which is located in-line with the Company's caster and rolling mill. The Company is continuing to integrate the induction furnace into the production process. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity.

      Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 92.7% for the three months ended December 31, 1995 from 90.3% for the same period in the previous fiscal year as a result of lower average selling prices and slightly higher operating costs. The overall average cost of sales per ton shipped decreased approximately $17 per ton between the two periods. The decreased cost per ton resulted from increased sales of lower-cost slab products offset, in part, by a shift in product mix to higher-cost plate products. Costs increased primarily as a result of higher depreciation expense, increased raw materials costs, higher wages and benefits and increases in other operating costs, offset in part by increased production efficiencies associated with completed capital projects, increased production throughput and other operating improvements. The Company expects to achieve additional improvements in operating efficiencies in future periods as a result of reduced labor costs per ton, increased production throughput, reduction of start-up and transition costs and improved yields. The Company expects, however, that certain raw materials costs will increase in future periods, including iron ore pellet costs.

      In January 1996, the Company experienced two weather-related power outages that temporarily halted production at its facility. The power outages resulted in lost production during the actual outages as well as during the period required to resume normal production. The Company is assessing the full financial impact of the outages and anticipates filing an insurance claim. The Company maintains insurance for both property damage and business interruption, subject to a deductible of $1 million per occurrence.

      The Company has begun testing its new plasma-fired cupola ironmaking facility and expects the facility to become available for operation in the second calendar quarter of 1996. The cupola will be used to replace or supplement blast furnace iron production, particularly when scrap prices are favorable or during relines and other periods requiring additional ironmaking capacity. The Company expects the facility lease cost of the cupola to add approximately $2 per ton to finished product cost. The full impact of the cupola facility on finished product cost will be dependent on raw materials costs, particularly scrap and coke, and the level of integration of the cupola.

      Start-up and transition costs associated with implementation of ongoing capital projects have adversely affected the Company's operating results, including finished product throughput and yields. The Company expects that the second fiscal quarter will be similarly affected by integration of projects such as the induction furnace and wide coiled plate project. The Company has, however, completed and implemented several of its capital projects and has deferred completion of additional major projects, particularly with respect to the rolling mill finishing stand improvements. The Company expects that start-up and transition costs will decline significantly as current capital projects are fully implemented and operations are stabilized.

      Depreciation costs included in cost of sales increased approximately $1.7 million for the three months ended December 31, 1995 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will further increase due to implementation of the Company's capital projects.

      Selling, general and administrative expenses for the three months ended December 31, 1995 decreased approximately $0.1 million as compared to the same period in the previous fiscal year. The lower expenses resulted primarily from reduced outside services.

      Interest expense decreased approximately $0.5 million during the three months ended December 31, 1995 as compared to the same period in the previous fiscal year. Interest expense decreased due to higher levels of capitalized interest during the three months ended December 31, 1995 offset, in part, by higher levels of borrowing.

      Other expense increased approximately $0.2 million for the three months ended December 31, 1995, as compared to the same period in the previous fiscal year as a result of increased fundings under the Company's receivables securitization program. Fundings under the securitization program during the three months ended December 31, 1994 were only outstanding for two months.

      For the three months ended December 31, 1995, the Company recognized a benefit for income taxes by carrying back the loss to the prior year's income. The Company did not recognize a provision for income taxes for the three months ended December 31, 1994 as a result of utilizing net operating loss carryforwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements over the past three years principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"), fundings under its accounts receivable securitization facility (the "Receivables Facility"), equipment lease financing and cash provided by operations. As of December 31, 1995, the Company had $21.0 million available under its credit facilities.
Based on the Company's receivables balance and inventories base as of December 31, 1995, the Receivables Facility and Revolving Credit Facility provided up to $80.5 million in working capital. As of December 31, 1995, the Company had $29.7 million funded under the Receivables Facility, as well as $20.8 million in borrowings and $9.0 million in letters of credit outstanding under its Revolving Credit Facility.

      The Debt instruments governing the Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") contain cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a cumulative cash flow requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium. In June, October and December 1995, the Company entered into amendments modifying or waiving the financial covenants and tests contained in the Revolving Credit Facility. The Company will likely be required to seek additional amendments of the Revolving Credit Facility in the future based on actual operating results or capital spending.

      Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash used for operating activities was $6.2 million for the three months ended December 31, 1995 compared with net cash provided by operating activities of $34.9 million for the three months ended December 31, 1994. The uses of cash for operating activities during the three months ended December 31, 1995, resulted primarily from a $10.9 million increase in inventories, a $1.2 million increase in accounts receivable, a $5 million reduction in fundings under the Company's Receivables Facility, a decrease in accounts payable of $8.9 million and a net loss of $1.3 million. These uses of cash flow were offset, in part, by depreciation and amortization of $10.8 million, an increase in accrued interest of $8.3 million and an increase in accrued liabilities of $2.2 million.

      Capital expenditures were approximately $10.2 million for the three months ended December 31, 1995. Capital expenditures for fiscal year 1996 are estimated at $38.0 million, which includes $9.0 million in capital spending previously scheduled for fiscal year 1995. Capital projects for fiscal year 1996 consist of a blast furnace reline and various other projects designed to reduce costs and increase product quality and throughput. Substantially all of the equipment for the rolling mill finishing stand improvements will be completed during fiscal year 1996. The Company has, however, elected to defer installation of that equipment until the following fiscal year. The Company anticipates that it may incur significant start-up and transition costs when the equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. The Revolving Credit Facility contains certain limitations on capital expenditures that are dependent, in part, on the Company's actual cash flows. If the Company fails to achieve anticipated operating and cash flow results, such limitations could preclude the Company from making capital expenditures in the amounts that are currently anticipated.

      The Company is required to make substantial interest and dividend payments on the Senior Notes, its redeemable preferred stock or in the alternative exchange debentures, and outstanding balances under the Revolving Credit Facility, together with interest on any additional funding that may be necessary for capital expenditures and other working capital needs. Currently, the Company's annual cash interest expense is approximately $36.0 million and its annual preferred stock dividends are approximately $8.1 million. Dividends not paid in cash before April 1996 will be added to the liquidation preference of the redeemable preferred stock. With respect to the third fiscal quarter, the Company has not elected to convert the redeemable preferred stock to exchange debentures. In addition, the Company will incur costs based on the yield applicable to funded amounts under the Receivables Facility.

     The Company also has several efforts underway to improve its liquidity position, including as discussed below. The Company is currently considering a modification to its Receivables Facility that, if completed, would allow access to approximately $10 million in additional fundings thereunder. The Company previously entered into an arrangement with one of its major customers, whereby the customer makes a production prepayment of up to $10 million upon entry of new orders. The Company is currently negotiating an increase in the maximum amount of production prepayments to $20 million, which at current sales levels would increase production prepayments to approximately $15 million. The Company is also attempting to reduce inventories, including through utilization of just-in-time suppliers or consigned inventories of certain raw materials. There can, however, be no assurance that the above efforts will be successful.

     The Company's future operations will be impacted by, among others, pricing, product mix, throughput levels and improvements in production efficiencies. The Company has efforts underway to increase production throughput and efficiency and to shift its product mix to higher-margin plate products. Pricing in future periods is a key variable that remains subject to uncertainty. There can be no assurance that the Company can achieve the anticipated product mix improvements, production efficiencies, and throughput levels or that sufficient demand will exist to support the Company's additional throughput capacity.

     The short-term and long-term liquidity of the Company is also dependent upon several factors, including availability of financing, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations, fundings under the Receivables Facility and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. Moreover, because of the Company's current leverage situation, its financial flexibility is limited.

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

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               Exhibit                                               Filed
               Number                    Exhibit                     Herewith
               -------                   -------                     --------

               27                        Financial data schedule     X

      (b)      Reports on Form 8-K.

      The Company has not filed any reports on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENEVA STEEL COMPANY


                                   By: /s/ Dennis L. Wanlass
                                       ----------------------------------------
                                       Vice President, Treasurer and
                                       Chief Financial Officer


Dated:  February 14, 1996