Form 10-Q
period 1996-03-31
GENEVA STEEL
filed 1996-05-15
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

           13,381,369 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of April 30, 1996.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)

ASSETS

                                                    March 31,      September 30,
                                                      1996             1995
                                                    ---------      -------------
Current assets:
     Cash and cash equivalents                      $  5,389          $ 12,808
     Accounts receivable, net                         28,411            35,178
     Inventories                                      93,421            89,909
     Deferred income taxes                             6,804             6,885
     Prepaid expenses and other                       12,584             2,661
                                                    --------          --------
         Total current assets                        146,609           147,441
                                                    --------          --------
Property, plant and equipment:
     Land                                              1,998             1,941
     Buildings                                        16,092            16,092
     Machinery and equipment                         588,270           576,066
     Mineral property and development
         costs                                         8,425             8,425
                                                    --------          --------
                                                     614,785           602,524
     Less accumulated depreciation                  (153,261)         (132,134)
                                                    --------          --------
         Net property, plant and equipment           461,524           470,390
                                                    --------          --------
Other assets                                          10,621            10,966
                                                    --------          --------
                                                    $618,754          $628,797
                                                                      ========






 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,       September 30,
                                                       1996              1995
                                                     ---------       -------------
Current liabilities:
     Accounts payable                                $ 60,053          $ 67,939
     Accrued liabilities                               16,738            19,045
     Accrued payroll and related taxes                 10,205            10,667
     Production prepayments                            15,000            10,000
     Accrued interest payable                           4,604             4,610
     Accrued pension and profit
         sharing costs                                  1,956             2,135
                                                     --------          --------
              Total current liabilities               108,556           114,396
                                                     --------          --------

Long-term debt                                        347,477           342,033
                                                     --------          --------
Deferred income tax liabilities                         9,585            13,263
                                                     --------          --------
Redeemable preferred stock                             55,077            51,031
                                                     --------          --------
Stockholders' equity:
     Preferred stock                                      --                 --
     Common stock:
         Class A                                       87,979            87,926
         Class B                                       10,110            10,163
     Warrants to purchase Class A
         common stock                                   5,360             5,360
     Retained earnings                                 12,004            22,754
     Class A common stock held in
         treasury, at cost                            (17,394)          (18,129)
                                                     --------          --------
              Total stockholders' equity               98,059           108,074
                                                     --------          --------
                                                     $618,754          $628,797
                                                     ========          ========



 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                      (In thousands, except per share data)

                                   (Unaudited)

                                                         1996            1995
                                                       --------        --------

Net sales                                              $159,131        $157,213
Cost of sales                                           151,326         141,401
                                                       --------        --------
     Gross margin                                         7,805          15,812

Selling, general and administrative
     expenses                                             6,166           6,250
                                                       --------        --------
     Income from operations                               1,639           9,562
                                                       --------        --------
Other income (expense):
     Interest and other income                               94             160
     Interest expense                                    (8,626)         (7,962)
     Other expense                                         (558)           (629)
                                                       --------        --------
                                                         (9,090)         (8,431)
                                                       --------        --------

Income (loss) before benefit for income taxes            (7,451)          1,131

Benefit for income taxes                                 (2,766)            --
                                                       --------        --------

Net income (loss)                                        (4,685)          1,131

Less redeemable preferred stock dividends and
     accretion for original issue discount                2,235           1,968
                                                       --------        --------
Net loss applicable to common shares                   $ (6,920)       $   (837)
                                                       ========        ========
Net loss per common share                              $   (.45)       $   (.06)
                                                       ========        ========
Weighted average common shares outstanding               15,281          15,188
                                                       ========        ========





    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                      (In thousands, except per share data)

                                   (Unaudited)

                                                        1996             1995
                                                      --------         --------

Net sales                                             $326,220         $321,636
Cost of sales                                          306,213          289,881
                                                      --------         --------
     Gross margin                                       20,007           31,755

Selling, general and administrative
     expenses                                           11,899           12,082
                                                      --------         --------
     Income from operations                              8,108           19,673
                                                      --------         --------
Other income (expense):
     Interest and other income                             272              189
     Interest expense                                  (16,883)         (16,716)
     Other expense                                      (1,111)          (1,007)
                                                      --------         --------
                                                       (17,722)         (17,534)
                                                      --------         --------

Income (loss) before benefit for income taxes           (9,614)           2,139

Benefit for income taxes                                (3,597)             --
                                                      --------         --------

Net income (loss)                                       (6,017)           2,139

Less redeemable preferred stock dividends and
     accretion for original issue discount               4,399            3,873
                                                      --------         --------
Net loss applicable to common shares                  $(10,416)        $ (1,734)
                                                      ========         ========
Net loss per common share                             $   (.68)        $   (.11)
                                                      ========         ========
Weighted average common shares outstanding              15,267           15,181
                                                      ========         ========



    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                         1996            1995
                                                       --------        --------

Cash flows from operating activities:
     Net income (loss)                                 $ (6,017)       $  2,139
     Adjustments to reconcile net income (loss)
         to net cash provided by (used for)
         operating activities:
         Depreciation                                    21,128          17,746
         Amortization                                       843           1,165
         Deferred income taxes                           (3,597)           --
         Loss on sale of equipment                         --                 5
         (Increase) decrease in current
              assets--
              Accounts receivable, net                    6,767          20,565
              Inventories                                (3,512)          3,071
              Prepaid expenses and other                 (9,923)            800
         Increase (decrease) in current
              liabilities--
              Accounts payable                           (7,886)         (3,070)
              Accrued liabilities                         2,340           4,329
              Accrued payroll and related taxes             (62)          1,270
              Accrued interest payable                       (6)            (93)
              Accrued pension and profit
                 sharing costs                             (179)            908
                                                       --------        --------
     Net cash provided by (used for)
         operating activities                              (104)         48,835
                                                       --------        --------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                  (12,261)        (30,118)
     Proceeds from sale of property, plant
         and equipment                                      --           14,135
     Change in other assets                                (373)         (4,515)
                                                       --------        --------

     Net cash used for
         investing activities                          $(12,634)       $(20,498)
                                                       --------        --------





    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)

                                                          1996           1995
                                                        --------       --------

Cash flows from financing activities:
     Proceeds from long-term debt                      $  17,296       $ 11,305
     Payments on long-term debt                          (11,852)       (32,348)
     Payments for deferred loan costs and
         other assets                                       (125)        (1,599)
     Bank overdraft                                          --          (1,341)
                                                       ---------       --------
     Net cash provided by (used for)
         financing activities                              5,319        (23,983)
                                                       ---------       --------

Net increase (decrease) in cash and cash
     equivalents                                          (7,419)         4,354

Cash and cash equivalents at beginning
     of period                                            12,808            --
                                                       ---------       --------

Cash and cash equivalents at end
     of period                                         $   5,389       $  4,354
                                                       =========       ========


Supplemental schedule of noncash financing activities:

     For the six months ended March 31, 1996 and 1995, the Company increased the redeemable preferred stock liquidation preference by $3,690 and $3,523 respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $356 and $350, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At March 31, 1996, the Company had accrued dividends payable of $353.








 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

- --------------------------------------------------------------------------------
(1)            INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

(2)            INVENTORIES

      Inventories were comprised of the following components:

                                              March 31,       September 30,
                                                1996              1995
                                              ---------       -------------
      Raw materials                            $26,349           $27,784
      Semi-finished and finished goods          58,756            54,191
      Operating materials                        8,316             7,934
                                               -------           -------

                                               $93,421           $89,909
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

      The net income (loss) for the three and six-month periods ended March 31, 1996 and 1995 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)        SUBSEQUENT EVENT

Amended and Restated Revolving Credit Facility

       In May 1996, the Company amended and restated its revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks led by Citicorp USA, Inc., as agent, which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility, in the amount of up to $125 million, is secured by the Company's inventories, accounts receivable, general intangibles, and proceeds thereof, and expires on May 14, 2000. Interest is payable monthly at the defined base rate (7.25% at May 14, 1996) plus 1.50% or the defined LIBOR rate (5.50% at May 14, 1996) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of 5.50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 55 and 60 percent, in the aggregate, of eligible inventories plus 85 percent of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants. The Company's receivables securitization facility was terminated in connection with the amendment. Certain deferred fees associated with establishing the Company's previous facilities will be written-off during the third fiscal quarter.

(5)        CERTAIN RECLASSIFICATIONS

       Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                 Three Months Ended        Six Months Ended
                                      March 31,                March 31,
                                -------------------        ----------------
                                 1996          1995         1996       1995
                                -----         -----        -----      -----

Net sales                       100.0%       100.0%        100.0%     100.0%
Cost of sales                    95.1         89.9          93.9       90.1
                                -----        -----         -----      -----
Gross margin                      4.9         10.1           6.1        9.9

Selling, general and admini-
  strative expenses               3.9          4.0           3.6        3.8
                                -----        -----         -----      -----
Income from operations            1.0          6.1           2.5        6.1
                                -----        -----         -----      -----
Other income (expense):
 Interest and other income        0.1          0.1           0.1        0.1
 Interest expense                (5.4)        (5.1)         (5.2)      (5.2)
 Other expense                   (0.4)        (0.4)         (0.3)      (0.3)
                                -----        -----         -----      -----
                                 (5.7)        (5.4)         (5.4)      (5.4)
                                -----        -----         -----      -----

Income (loss) before benefit
 for income taxes                (4.7)         0.7          (2.9)       0.7
Benefit for income taxes         (1.8)        --            (1.1)      --
                                -----        -----         -----      -----
Net income (loss)                (2.9)%        0.7%         (1.8)%      0.7%
                                =====        =====         =====      =====

      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                Three Months Ended          Six Months Ended
                                     March 31,                  March 31,
                                ------------------         -----------------
                                 1996         1995          1996        1995
                                -----        -----         -----       -----

Sheet                            29.8%        44.0%         32.2%       48.7%
Plate                            45.2         36.8          39.8        34.2
Pipe                              6.2          6.6           5.3         5.5
Slab                             16.1          9.6          20.0         8.6
Non-Steel                         2.7          3.0           2.7         3.0
                                -----        -----         -----       -----
                                100.0%       100.0%        100.0%      100.0%
                                =====        =====         =====       =====

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Net sales increased 1.2% due to increased shipments of approximately 55,100 tons, offset in large part by decreased overall average selling prices for the three months ended March 31, 1996 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products decreased by 11.1%, 2.9%, 0.6% and 22.2%, respectively, in the three months ended March 31, 1996 compared to the same period in the previous fiscal year. The decrease in prices resulted from efforts by service centers to reduce high inventory levels, an increase in domestic hot-rolled capacity, unfairly traded imports and other market factors. The overall average selling price realization per ton also decreased between the periods as a result of a shift in product mix to lower-priced slab products. This decrease was offset, in part, by the Company's increased sales of higher-priced plate products. The Company increased slab shipments to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. Despite weakened slab prices, the Company expects that slab sales will continue. The Company expects, however, that slab shipments will gradually decrease as rolling mill throughput improves. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been completed and are being implemented. The Company intends to continue shifting its product mix toward higher-margin plate. Shipped tonnage of plate and slabs increased approximately 42,400 tons or 28.4% and 62,100 tons or 118.9%, respectively, while shipped tonnage of sheet and pipe decreased approximately 48,300 tons or 22.9% and 1,100 tons or 4.4%, respectively, between the two periods.

      In response to strengthening orders, the Company announced four price increases during the current calendar year, effective at various dates after March 31, 1996. The Company has phased in price increases as new orders have been accepted. The Company intends, however, to react to price increases or decreases in the market as justified by competitive conditions. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

      Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 95.1% for the three months ended March 31, 1996 from 89.9% for the same period in the previous fiscal year as a result of lower average selling prices. The overall average cost of sales per ton shipped decreased approximately $16 per ton between the two periods. The decreased cost per ton resulted from lower operating costs and increased sales of lower-cost slab products offset, in part, by a shift in product mix to higher-cost plate products. Operating costs decreased as a result of improved production yields and throughput rates, offset in part by higher depreciation expense, the adverse impact of the plant wide-power outage discussed below, increased raw materials costs, higher wages and benefits and other increased costs. The Company expects that production yields and throughput will continue to improve in future periods as the induction furnace and wide coiled plate project continue to be integrated into the production process. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity.

      A plant-wide power outage caused by unusual weather conditions in late January had a significant adverse effect on production, resulting in a loss of approximately 40,000 tons, reduced operating efficiencies and damage to certain facilities. The Company maintains insurance for both property damage and business interruption, subject to a deductible of $1 million per occurrence. The Company is continuing to assess the full financial impact of the outage and recorded a portion of the expected loss recovery during the second fiscal quarter.

      The Company has been testing its new plasma-fired cupola ironmaking facility and expects the facility to be available for operation during the third fiscal quarter. The cupola will be used to replace or supplement blast furnace iron production, particularly when scrap prices are favorable or during relines and other periods requiring additional ironmaking capacity. The Company expects the facility lease cost of the cupola to add approximately $2 per ton to finished product cost. The full impact of the cupola facility on finished product cost will be dependent on raw material costs, particularly scrap and coke, and the level of integration of the cupola.

      Depreciation costs included in cost of sales increased approximately $1.8 million for the three months ended March 31, 1996 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will further increase due to implementation of the Company's capital projects.

      Selling, general and administrative expenses for the three months ended March 31, 1996 decreased approximately $0.1 million as compared to the same period in the previous fiscal year. The lower expenses resulted primarily from reduced outside services.

      Interest expense increased approximately $0.7 million during the three months ended March 31, 1996 as compared to the same period in the previous fiscal year reflecting higher levels of borrowing.

      Other expense decreased approximately $0.1 million for the three months ended March 31, 1996, as compared to the same period in the previous fiscal year as a result of decreased fundings under the Company's receivables securitization program.

      For the three months ended March 31, 1996, the Company recognized a benefit for income taxes by carrying back the loss to the prior year's income. The Company did not recognize a provision for income taxes for the three months ended March 31, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1995

      Net sales increased 1.4% due to increased shipments of approximately 104,800 tons, offset in part by decreased overall average selling prices and a shift in product mix to lower-priced slab products for the six months ended March 31, 1996 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate and slab products decreased by 9.5%, 1.6% and 13.0%, respectively, while the weighted average sales price of pipe products increased by 4.1% in the six months ended March 31, 1996 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also decreased between the periods as a result of a shift in product mix to lower-priced slab products. This decrease was offset, in part, by the Company's increased sales of higher-priced plate products. Shipped tonnage of plate and slabs increased approximately 57,700 tons or 20.3% and 174,600 tons or 172.4%, respectively, while shipped tonnage of sheet and pipe decreased approximately 124,600 tons or 25.7% and 2,900 tons or 6.5%, respectively, between the two periods.

      The Company's cost of sales, as a percentage of net sales, increased to 93.9% for the six months ended March 31, 1996 from 90.1% for the same period in the previous fiscal year as a result of lower average selling prices. The overall average cost of sales per ton shipped decreased approximately $17 per ton between the two periods. The decreased cost per ton resulted from lower operating costs and increased sales of lower-cost slab products offset, in part, by a shift in product mix to higher-cost plate products. Operating costs decreased as a result of improved production yields and throughput offset in part by higher depreciation expense, the adverse impact of the plant-wide power outage, increased raw materials costs, higher wages and benefits and other increased costs.

      Depreciation costs included in cost of sales increased approximately $3.6 million for the six months ended March 31, 1996 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

      Selling, general and administrative expenses for the six months ended March 31, 1996 decreased approximately $0.2 million as compared to the same period in the previous fiscal year. The lower expenses resulted primarily from reduced outside services.

      Interest expense increased approximately $0.2 million for the six months ended March 31, 1996 as compared to the same period in the previous fiscal year reflecting higher levels of borrowing and lower levels of capitalized interest.

      Other expense increased approximately $0.1 million for the six months ended March 31, 1996, as compared to the same period in the previous fiscal year as a result of increased fundings under the Company's receivables securitization facility.

      For the six months ended March 31, 1996, the Company recognized a benefit for income taxes by carrying back the loss to the prior year's income. The Company did not recognize a provision for income taxes for the six months ended March 31, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest and dividend payments. The Company has met these requirements principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's various credit facilities, the sale of preferred stock, equipment lease financing and cash provided by operations.

      On May 14, 1996, the Company amended and restated its revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks led by Citicorp USA, Inc., as agent, which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility, in the amount of up to $125 million, is secured by the Company's inventories, accounts receivable, general intangibles, and proceeds thereof, and expires on May
14, 2000. Interest is payable monthly at the defined base rate (7.25% at May 14, 1996) plus 1.50% or the defined LIBOR rate (5.50% at May 14, 1996) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of
 .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility ranges between 55 to 60 percent, in the aggregate, of eligible inventories plus 85 percent of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants. The Company's receivables securitization facility was terminated in connection with the amendment. As of May 14, 1996, the Company's eligible inventories and accounts receivable supported access to $94.9 million under the Revolving Credit Facility. As of May 14, 1996, the Company had $49.5 million in borrowings and $8.4 million in letters of credit outstanding under the Revolving Credit Facility. As a result of the amendment to the Revolving Credit Facility, the Company increased its availability by approximately $18 million as of May 14, 1996.

      In March 1993, the Company issued 400,000 shares of 14% cumulative redeemable exchangeable preferred stock, no par value, (the "Redeemable Preferred Stock"). Dividends accrue at a rate equal to 14% per annum of the liquidation preference ($151 per share as of March 31, 1996) and are payable quarterly in cash from funds legally available therefor. Prior to April 1996, the Company elected to add the dividends to the liquidation preference. The Redeemable Preferred Stock is exchangeable, at the Company's option, into subordinated debentures of the Company due 2003 (the "Exchange Debentures"). As of May 15, 1996, the Company has not elected to exchange the Redeemable Preferred Stock.

      The terms of the Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth maintenance requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium. The Company has from time to time entered into various amendments modifying or waiving the financial covenants and tests contained in the Revolving Credit Facility.

      Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash used for operating activities was $0.1 million for the six months ended March 31, 1996 compared with net cash provided by operating activities of $48.8 million for the six months ended March 31, 1995. The uses of cash for operating activities during the six months ended March 31, 1996, resulted primarily from a $3.5 million increase in inventories, a $9.9 million increase in prepaid expenses, a $3.0 million reduction in fundings under the Company's receivables securitization facility, a decrease in accounts payable of $7.9 million and a net loss of $6.0 million. These uses of cash flow were offset by depreciation and amortization of

$22.0 million and a decrease in accounts receivable of $9.8 million. The Company previously entered into an arrangement with one of its major customers whereby the customer makes a production prepayment of up to $10 million upon entry of new orders. The Company recently completed an amendment increasing the maximum amount of production prepayments to $15 million.

      Capital expenditures were approximately $12.3 million for the six months ended March 31, 1996. Capital expenditures for fiscal year 1996 are estimated at $38.0 million. Capital projects for fiscal year 1996 consist of a blast furnace reline and various other projects designed to reduce costs and increase product quality and throughput. Substantially all of the equipment for the rolling mill finishing stand improvements will be completed during fiscal year 1996. The Company has, however, elected to defer installation of that equipment until the following fiscal year. The Company anticipates that it may incur significant start-up and transition costs when the equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. The Revolving Credit Facility contains certain limitations on capital expenditures that are dependent, in part, on the Company's future operating results.

      The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock or in the alternative exchange debentures, and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $37.0 million and its annual preferred stock dividends are approximately $8.4 million.

      The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase throughput and production efficiencies and to shift its product mix to higher-margin plate products. Pricing in future periods is a key variable that remains subject to uncertainty. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity.

      The short-term and long-term liquidity of the Company is also dependent upon several factors, including availability of financing, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. Moreover, because of the Company's current leverage situation, its financial flexibility is limited.

      Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.       OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The registrant held its Annual Meeting of Shareholders on March 26, 1996. The shareholders elected the following Directors to serve until the next annual meeting of shareholders: Joseph A. Cannon, Robert J. Grow, Richard D. Clayton, R.J. Shopf, Arch L. Madsen and Richard B. Wirthlin.

        The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for the fiscal year 1996 by a vote of 31,474,221 shares for, 116,126 shares against and 89,414 shares abstained and there were no broker-non votes.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               Exhibit                                                  Filed
               Number              Exhibit                             Herewith

               10.1    Third Amendment to Amended and                      X
                       Restated Revolving Credit Agreement
                       dated January 31, 1996

               10.2    Fourth Amendment to Amended and                     X
                       Restated Revolving Credit Agreement
                       dated March 31, 1996

               10.3    Agreement for the Sale and Purchase of              X
                       Coal between the Registrant and Oxbow
                       Carbon & Minerals, Inc. dated February 19,
                       1996, effective as of April 1, 1994

               27      Financial data schedule                             X

      (b)      Reports on Form 8-K.

      The Company has not filed any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENEVA STEEL COMPANY



                                            By: /s/ Dennis L. Wanlass
                                                --------------------------------
                                                Vice President, Treasurer and
                                                Chief Financial Officer


Dated:  May 15, 1996