Form 10-Q
period 1996-06-30
GENEVA STEEL CO
filed 1996-08-14
CIK 860192

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                  13,454,958 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of July 31, 1996.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS
                                                       June 30,     September 30,
                                                         1996           1995
                                                      ---------     -------------
Current assets:
     Cash and cash equivalents                        $    --         $  12,808
     Accounts receivable, net                            66,662          35,178
     Inventories                                         89,878          89,909
     Deferred income taxes                                6,804           6,885
     Prepaid expenses and other                          14,265           2,661
                                                      ---------       ---------
         Total current assets                           177,609         147,441
                                                      ---------       ---------

Property, plant and equipment:
     Land                                                 1,990           1,941
     Buildings                                           16,109          16,092
     Machinery and equipment                            597,538         576,066
     Mineral property and development
         costs                                            8,425           8,425
                                                      ---------       ---------
                                                        624,062         602,524
     Less accumulated depreciation                     (161,857)       (132,134)
                                                      ---------       ---------
         Net property, plant and equipment              462,205         470,390
                                                      ---------       ---------

Other assets                                              9,899          10,966
                                                      ---------       ---------
                                                      $ 649,713       $ 628,797
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

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       June 30,     September 30,
                                                         1996           1995
                                                      ---------     -------------
Current liabilities:
     Accounts payable                                 $  63,067       $  67,939
     Accrued liabilities                                 22,790          19,045
     Accrued payroll and related taxes                   12,283          10,667
     Production prepayments                              15,000          10,000
     Accrued interest payable                            13,036           4,610
     Accrued pension and profit
         sharing costs                                    2,198           2,135
                                                      ---------       ---------
              Total current liabilities                 128,374         114,396
                                                      ---------       ---------


Long-term debt                                          367,555         342,033
                                                      ---------       ---------

Deferred income tax liabilities                           6,805          13,263
                                                      ---------       ---------

Redeemable preferred stock                               55,257          51,031
                                                      ---------       ---------

Stockholders' equity:
     Preferred stock                                       --              --
     Common stock:
         Class A                                         87,979          87,926
         Class B                                         10,110          10,163
     Warrants to purchase Class A
         common stock                                     5,360           5,360
     Retained earnings                                    4,966          22,754
     Class A common stock held in
         treasury, at cost                              (16,693)        (18,129)
                                                      ---------       ---------
              Total stockholders' equity                 91,722         108,074
                                                      ---------       ---------
                                                      $ 649,713       $ 628,797
                                                      =========       =========


                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                      (In thousands, except per share data)

                                   (Unaudited)


                                                          1996           1995
                                                       ---------      ---------
Net sales                                              $ 183,105      $ 175,196
Cost of sales                                            173,685        152,137
                                                       ---------      ---------

     Gross margin                                          9,420         23,059

Selling, general and administrative
     expenses                                              6,871          6,132
                                                       ---------      ---------

     Income from operations                                2,549         16,927
                                                       ---------      ---------

Other income (expense):
     Interest and other income                               253            114
     Interest expense                                     (9,305)        (7,296)
     Other expense                                          (638)          (660)
                                                       ---------      ---------
                                                          (9,690)        (7,842)
                                                       ---------      ---------

Income (loss) before provision (benefit)
     for income taxes                                     (7,141)         9,085

Provision (benefit) for income taxes                      (2,781)         3,389
                                                       ---------      ---------

Net income (loss)                                         (4,360)         5,696

Less redeemable preferred stock dividends and
     accretion for original issue discount                 2,295          2,029
                                                       ---------      ---------

Net income (loss) applicable to common shares          $  (6,655)     $   3,667
                                                       =========      =========

Net income (loss) per common share                     $    (.43)     $     .24
                                                       =========      =========

Weighted average common shares outstanding                15,319         15,232
                                                       =========      =========


                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                      (In thousands, except per share data)

                                   (Unaudited)


                                                          1996           1995
                                                       ---------      ---------
Net sales                                              $ 509,326      $ 496,832
Cost of sales                                            479,899        442,018
                                                       ---------      ---------

     Gross margin                                         29,427         54,814

Selling, general and administrative
     expenses                                             18,770         18,214
                                                       ---------      ---------

     Income from operations                               10,657         36,600
                                                       ---------      ---------

Other income (expense):
     Interest and other income                               525            303
     Interest expense                                    (26,188)       (24,012)
     Other expense                                        (1,749)        (1,667)
                                                       ---------      ---------
                                                         (27,412)       (25,376)
                                                       ---------      ---------

Income (loss) before provision (benefit)
     for income taxes                                    (16,755)        11,224

Provision (benefit) for income taxes                      (6,378)         3,389
                                                       ---------      ---------

Net income (loss)                                        (10,377)         7,835

Less redeemable preferred stock dividends and
     accretion for original issue discount                 6,694          5,902
                                                       ---------      ---------

Net income (loss) applicable to common shares          $ (17,071)     $   1,933
                                                       =========      =========

Net income (loss) per common share                     $   (1.12)     $     .13
                                                       =========      =========

Weighted average common shares outstanding                15,284         15,437
                                                       =========      =========


                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents


                                                            1996          1995
                                                         ---------     ---------

Cash flows from operating activities:
     Net income (loss)                                   $(10,377)     $  7,835
     Adjustments to reconcile net income (loss)
         to net cash provided by (used for)
         operating activities:
         Depreciation                                      31,643        27,767
         Amortization                                       1,864         1,578
         Deferred income taxes                             (6,378)        3,388
         (Gain) loss on sale of equipment                     (45)            5
         (Increase) decrease in current
              assets--
              Accounts receivable, net                    (31,484)       13,030
              Inventories                                      31           443
              Prepaid expenses and other                  (11,604)        1,556
         Increase (decrease) in current
              liabilities--
              Accounts payable                             (4,872)       (1,678)
              Accrued liabilities                            (885)        5,514
              Accrued payroll and related taxes             2,336         2,705
              Production prepayments                        5,000            --
              Accrued interest payable                      8,426         8,170
              Accrued pension and profit
                 sharing costs                                 63           821
                                                         --------      --------

     Net cash provided by (used for)
         operating activities                             (16,282)       71,134
                                                         --------      --------

Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                    (23,626)      (52,122)
     Proceeds from sale of property, plant
         and equipment                                        213        15,966
     Change in other assets                                   889          (995)
                                                         --------      --------

     Net cash used for investing activities              $(22,524)     $(37,151)
                                                         --------      --------


                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)


                                                          1996           1995
                                                       ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt           $ 38,550       $ 16,724
     Payments on long-term debt                          (13,028)       (40,980)
     Payments for deferred loan costs and
         other assets                                     (1,686)        (1,600)
     Change in bank overdraft                              2,162         (1,341)
                                                        --------       --------

     Net cash provided by (used for)
         financing activities                             25,998        (27,197)
                                                        --------       --------

Net increase (decrease) in cash and cash
     equivalents                                         (12,808)         6,786

Cash and cash equivalents at beginning
     of period                                            12,808           --

Cash and cash equivalents at end
     of period                                          $   --         $  6,786
                                                        ========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the period
     for:

         Interest (net of amount capitalized)           $ 24,188       $ 17,521

Supplemental schedule of noncash financing activities:

     For the nine months ended June 30, 1996 and 1995, the Company increased the redeemable preferred stock liquidation preference by $3,690 and $5,377 respectively, in lieu of paying a cash dividend. In addition, for the same periods, redeemable preferred stock was increased by $536 and $525, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At June 30, 1996, the Company had accrued dividends payable of $2,468.

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

- -----------------------------------------------------------------------
(1)      INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

(2)      INVENTORIES

      Inventories were comprised of the following components:

                                                        June 30,      September 30,
                                                          1996            1995
                                                        --------      -------------
Raw materials                                            $24,056         $27,784
Semi-finished and finished goods                          58,405          54,191
Operating materials                                        7,417           7,934
                                                         -------         -------

                                                         $89,878         $89,909
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

      The net income (loss) for the three and nine-month periods ended June 30, 1996 and 1995 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      AMENDED AND RESTATED REVOLVING CREDIT FACILITY

      In May 1996, the Company amended and restated its revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks led by Citicorp USA, Inc., as agent, which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility, in the amount of up to $125 million, is secured by the Company's inventories, accounts receivable, general intangibles, and proceeds thereof, and expires on May 14, 2000. Interest is payable monthly at the defined base rate (8.25% at June 30, 1996) plus 1.50% or the defined LIBOR rate (5.44% at June 30, 1996) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of
 .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 60 percent, in the aggregate, of eligible inventories plus 85 percent of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants. The Company's receivables securitization facility was terminated in connection with the amendment. Certain deferred fees associated with establishing the Company's receivables securitization facility were expensed during the third fiscal quarter.

(5)      CERTAIN RECLASSIFICATIONS

      Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                         Three Months Ended     Nine Months Ended
                                              June 30,               June 30,
                                         -------------------    -----------------
                                           1996        1995      1996       1995
                                         -------      ------    ------     ------
Net sales                                 100.0%      100.0%     100.0%     100.0%
Cost of sales                              94.9        86.8       94.2       89.0
                                          -----       -----      -----      -----
Gross margin                                5.1        13.2        5.8       11.0

Selling, general and admini-
  strative expenses                         3.7         3.5        3.7        3.6
                                          -----       -----      -----      -----
Income from operations                      1.4         9.7        2.1        7.4
                                          -----       -----      -----      -----

Other income (expense):
 Interest and other income                  0.1         0.1        0.1        0.1
 Interest expense                          (5.1)       (4.2)      (5.2)      (4.9)
 Other expense                             (0.3)       (0.4)      (0.3)      (0.3)
                                          -----       -----      -----      -----
                                           (5.3)       (4.5)      (5.4)      (5.1)
                                          -----       -----      -----      -----

Income (loss) before provision
 (benefit) for income taxes                (3.9)        5.2       (3.3)       2.3
Provision (benefit) for income taxes       (1.5)        1.9       (1.3)       0.7
                                           -----       -----      -----      -----

 Net income (loss)                         (2.4)%       3.3%      (2.0)%      1.6%
                                          =====       =====      =====      =====


      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                Three Months Ended             Nine Months Ended
                                     June 30,                       June 30,
                                -------------------          --------------------
                                  1996        1995            1996          1995
                                -------      ------          ------        ------
Sheet                           28.3%          36.9%          30.8%          44.6%
Plate                           48.5           35.1           43.0           34.5
Pipe                             8.5            7.0            6.4            6.0
Slab                            12.0           18.7           17.1           12.1
Non-Steel                        2.7            2.3            2.7            2.8
                               -----          -----          -----          -----
                               100.0%         100.0%         100.0%         100.0%
                               =====          =====          =====          =====

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     Net sales increased 4.5% due to increased shipments of approximately 48,200 tons and a shift in product mix to higher-priced plate and pipe products from lower-priced sheet and slab products, offset in large part by decreased overall average selling prices for the three months ended June 30, 1996 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products decreased by 12.6%, 4.9%, 6.3% and 15.7%, respectively, in the three months ended June 30, 1996 compared to the same period in the previous fiscal year. The decrease in prices resulted from an increase in domestic hot-rolled capacity, unfairly traded imports and other market factors. Shipped tonnage of plate and pipe increased approximately 79,900 tons or 52.0% and 9,600 tons or 36.5%, respectively, while shipped tonnage of sheet and slabs decreased approximately 16,700 tons or 8.5% and 24,600 tons or 20.6%, respectively, between the two periods. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company intends to continue shifting its product mix toward higher-margin products, particularly wide, light-gauge plate. The Company ships slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. Despite weakened slab prices, the Company expects that slab sales will continue. The Company expects, however, that slab shipments will gradually decrease as rolling mill throughput improves.

     During the second and third fiscal quarter, the Company announced several price increases. During the third fiscal quarter, the Company began to realize and currently is realizing the benefit of those previously announced price increases, although the pace of order entry has declined. The Company intends to react to price increases or decreases in the market as justified by competitive conditions. Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases and decreases more quickly than many of its competitors.

     Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 94.9% for the three months ended June 30, 1996 from 86.8% for the same period in the previous fiscal year primarily as a result of lower average selling prices. The overall average cost of sales per ton shipped increased approximately $12 per ton between the two periods primarily as a result of a shift in product mix to higher-cost plate and pipe products from lower-cost sheet and slab products, offset in part by lower operating costs. Operating costs decreased as a result of improved production yields and throughput rates, offset in part by higher depreciation expense, the adverse impact of the plant-wide power outage discussed below, increased raw materials costs, higher wages and benefits, and other increased costs. The Company expects that production yields and throughput will continue to improve in future periods as completed capital projects continue to be integrated into the production process.

     A plant-wide power outage caused by unusual weather conditions in late January 1996 had a significant effect on operating results during the second and third fiscal quarters. The Company maintains insurance for both property damage and business interruption, subject to a deductible of $1 million per occurrence. The Company is continuing to assess the full financial impact of the outage and recorded a portion of the expected loss recovery during both quarters.

     The Company's new plasma-fired cupola ironmaking facility became available for operation during the three months ended June 30, 1996. The cupola will be used to replace or supplement blast furnace iron production, particularly when scrap prices are favorable or during relines and other periods requiring additional ironmaking capacity. The facility lease cost of the cupola adds approximately $2 per ton to finished product cost, effective July 1, 1996. The full impact of the cupola facility on finished product cost will be dependent on raw material costs and consumption rates, particularly with respect to scrap and coke, and the level of use of the cupola.

     Depreciation costs included in cost of sales increased approximately $0.7 million for the three months ended June 30, 1996 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures. Depreciation expense will further increase due to implementation of the Company's capital projects.

     Selling, general and administrative expenses for the three months ended June 30, 1996 increased approximately $0.7 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from increased outside services that are not expected to reoccur.

     Interest expense increased approximately $2.0 million during the three months ended June 30, 1996 as compared to the same period in the previous fiscal year as a result of significantly lower capitalized interest and higher levels of borrowing. The higher levels of borrowing resulted from the termination of the Company's receivables securitization facility discussed below.

     In May 1996, the Company terminated its receivables securitization facility in connection with an amendment to and restatement of the Company's revolving credit facility. Deferred fees of approximately $550,000 associated with establishing the receivables securitization facility were expensed to other expense during the three months ended June 30, 1996.

     For the three months ended June 30, 1996, the Company recognized a benefit for income taxes by carrying back the loss to the prior year's income. As of June 30, 1996, the Company is unable to carryback future losses.

     In the month of July 1996, the Company returned to profitability. The improved operating results were due to increased price realization as compared to the immediately preceding quarter, improved operations, and a product mix shift to higher margin products such as wide, light-gauge plate.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995

     Net sales increased 2.5% due to increased shipments of approximately 152,900 tons, offset in part by decreased overall average selling prices for the nine months ended June 30, 1996 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate and slab products decreased by 10.5%, 2.8% and 13.8%, respectively, while the weighted average sales price of pipe products increased by 0.4% in the nine months ended June 30, 1996 compared to the same period in the previous fiscal year. The overall average selling price realization per ton also decreased between the periods as a result of a shift in product mix during the first six months of the fiscal year to lower-priced slab products. This decrease was offset, in part, by the Company's increased sales of higher-priced plate and pipe products. Shipped tonnage of plate, pipe and slabs increased approximately 137,600 tons or 31.4%, 6,600 tons or 9.3% and 150,000 tons or 68.0%, respectively, while shipped tonnage of sheet decreased approximately 141,300 tons or 20.8% between the two periods.

     The Company's cost of sales, as a percentage of net sales, increased to 94.2% for the nine months ended June 30, 1996 from 89.0% for the same period in the previous fiscal year as a result of lower average selling prices. The overall average cost of sales per ton shipped decreased approximately $6 per ton between the two periods. The decreased cost per ton resulted from lower operating costs and increased sales of lower-cost slab products offset, in part, by a shift in product mix to higher-cost plate products. Operating costs decreased as a result of improved production yields and throughput rates offset in part by higher depreciation expense, the adverse impact of the plant-wide power outage, increased raw materials costs, higher wages and benefits and other increased costs.

     Depreciation costs included in cost of sales increased approximately $4.3 million for the nine months ended June 30, 1996 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting from capital expenditures.

     Selling, general and administrative expenses for the nine months ended June 30, 1996 increased approximately $0.6 million as compared to the same period in the previous fiscal year. The higher expenses resulted primarily from increased outside services that are not expected to reoccur.

     Interest expense increased approximately $2.2 million for the nine months ended June 30, 1996 as compared to the same period in the previous fiscal year reflecting lower levels of capitalized interest and higher levels of borrowing.

     For the nine months ended June 30, 1996, the Company recognized a benefit for income taxes by carrying back the loss to the prior year's income. The Company recognized a reduced provision for income taxes of approximately 30.2% for the nine months ended June 30, 1995 as a result of utilizing net operating loss carryforwards for financial reporting purposes.

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

     On May 14, 1996, the Company amended and restated its revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks led by Citicorp USA, Inc., as agent, which is used primarily for the working capital and capital expenditure needs of the Company. The Revolving Credit Facility, in the amount of up to $125 million, is secured by the Company's inventories, accounts receivable, general intangibles, and proceeds thereof, and expires on May 14, 2000. Interest is payable monthly at the defined base rate (8.25% at June 30,

1996) plus 1.50% or the defined LIBOR rate (5.44% at June 30, 1996) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility ranges between 50 to 60 percent, in the aggregate, of eligible inventories plus 85 percent of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants. The Company's receivables securitization facility was terminated in connection with the amendment. As of June 30, 1996, the Company's eligible inventories and accounts receivable supported access to $98.2 million under the Revolving Credit Facility. As of June 30, 1996, the Company had $42.6 million in borrowings and $8.4 million in letters of credit outstanding under the Revolving Credit Facility. As a result of the amendment to the Revolving Credit Facility, the Company significantly increased its borrowing availability.

     In March 1993, the Company issued 400,000 shares of 14% cumulative redeemable exchangeable preferred stock, no par value (the "Redeemable Preferred Stock"). Dividends accrue at a rate equal to 14% per annum of the liquidation preference ($151 per share as of June 30, 1996) and are payable quarterly in cash from funds legally available therefor. Prior to April 1996, the Company elected to add the dividends to the liquidation preference. The Redeemable Preferred Stock is exchangeable, at the Company's option, into subordinated debentures of the Company due 2003 (the "Exchange Debentures"). Restricted payment limitations under the Company's 11 1/8% Senior Notes precluded payment of the preferred stock dividend due on June 15, 1996. Based on the restricted payment limitations and other covenants, the Company anticipates that it will be precluded from paying the preferred stock dividend due on September 15, 1996. Unpaid dividends will accumulate until paid.

     The terms of the Revolving Credit Facility and the Company's 11 1/8% Senior Notes issued in March 1993 and 9 1/2% Senior Notes issued in February 1994 (collectively, the "Senior Notes") include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium. Prior to the most recent amendment to and restatement of the Revolving Credit Facility, the Company entered into various amendments modifying or waiving the financial covenants and tests contained in the revolving credit facility.

     Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash used for operating activities was $16.3 million for the nine months ended June 30, 1996 compared with net cash provided by operating activities of $71.1 million for the nine months ended June 30, 1995. The uses of cash for operating activities during the nine months ended June 30, 1996, resulted primarily from a $11.6 million increase in prepaid expenses, a $31.7 million reduction in fundings under the Company's receivables securitization facility when the facility was terminated in May 1996, a decrease in accounts payable of $4.9 million, a decrease in the deferred tax liability of $6.4 million and a net loss of $10.4 million. These uses of cash flow were offset by depreciation and amortization of $33.5 million, an increase in production prepayments of $5.0 million, an increase in accrued liabilities of $1.5 million and an increase in accrued interest of $8.4 million. The Company expects to receive a $5 million partial payment related to the power-outage loss, within 60 days. The Company previously entered into an arrangement with one of its major customers whereby the customer makes a production prepayment of up to $10 million upon entry of new orders. During the three months ended June 30, 1996, the Company completed an amendment increasing the maximum amount of production prepayments to $15 million.

     Capital expenditures were approximately $23.6 million for the nine months ended June 30, 1996. Capital expenditures for fiscal year 1996 have to date been lower than expected due in part to the longer-than-anticipated performance of blast furnace number one. The Company expects to begin a reline of blast furnace number one during the first fiscal quarter of 1997. Capital projects for fiscal year 1996 consist of various projects designed to reduce costs and increase product quality and throughput. Substantially all of the equipment for the rolling mill finishing stand improvements has been completed. The Company has, however, elected to defer installation of that equipment until at least the 1997 fiscal year. The Company anticipates that it may incur significant start-up and transition costs when the equipment is installed and implemented. The Company also continues to evaluate its slab heating requirements and may elect to install additional heating capacity. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. The Revolving Credit Facility contains certain limitations on capital expenditures that are dependent, in part, on the Company's future operating results.

     The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock or in the alternative exchange debentures, and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $37.0 million and its annual preferred stock dividends are approximately $8.4 million.

FACTORS AFFECTING FUTURE RESULTS

     The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable that remains subject to uncertainty. Future pricing will be affected by several factors including the level of imports, future capacity additions, and other market factors.

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

     This quarterly report may contain certain forward-looking statements with respect to the Company that are subject to risks and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings or discussed in the Company's press releases. Actual results may vary materially from expectations.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


     (a)      Exhibits.

              Exhibit                                                        Filed
              Number                  Exhibit                               Herewith
              -------                 -------                               --------
              10.1    Second Amended and Restated Revolving                    X
                      Credit Agreement among the Registrant,
                      the Lender Parties named therein,
                      Citicorp USA, Inc. and Heller Financial
                      Inc., dated May 14, 1996

              10.2    Second Amended and Restated Security                     X
                      Agreement dated May 14, 1996

              10.3    Third Amendment to the Agreement for the
                      Sale and Purchase of Coke between the
                      registrant and Mitsubishi International
                      Corporation, dated May 22, 1996                          X

              10.4    Amended and Restated Sales Representation
                      Agreement between Mannesmann Pipe & Steel
                      Corporation and the Registrant dated
                      April 1, 1996.                                           X

              27      Financial data schedule                                  X


     (b)      Reports on Form 8-K.

     The Company has not filed any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENEVA STEEL COMPANY



                                  By: /s/ Dennis L. Wanlass
                                      -----------------------------------------
                                      Vice President, Treasurer and
                                      Chief Financial Officer


Dated:  August 14, 1996