Form 10-K
period 1996-09-30
GENEVA STEEL CO
filed 1996-12-30
CIK 860192

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to ______________.

COMMISSION FILE NO. 1-10459

                              GENEVA STEEL COMPANY
               (Exact name of Registrant as specified in charter)

             UTAH                                          93-0942346
  (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)



         10 SOUTH GENEVA ROAD
            VINEYARD, UTAH                                     84058
(Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (801) 227-9000

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                        Name of each exchange on
         -------------------                        ------------------------
                                                         which registered
                                                         ----------------

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

         Yes   X       No
             -----         ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange on November 29, 1996, was approximately $47,201,998. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of November 29, 1996, the Registrant had 13,574,641 and 19,151,348 shares of Class A and Class B Common Stock, respectively, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in Parts II, III and IV of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 (Parts II and IV), and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997 (Part III).

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Geneva Steel Company (the "Company" or "Geneva") owns and operates the only integrated steel mill operating west of the Mississippi River. The Company's mill manufactures steel slabs and hot-rolled sheet, plate and pipe products for sale primarily in the western and central United States.

         The steel mill is located 45 miles south of Salt Lake City, Utah on approximately 1,400 acres. The steel mill's facilities include four coke oven batteries, three blast furnaces, a plasma-fired cupola ironmaking facility, two Basic Oxygen Process ("Q-BOP") furnaces, a continuous casting facility, a combination continuous rolling mill and various finishing facilities. The Company's coke ovens produce coke from a blend of various grades of metallurgical coal. Coke is used as the principal fuel for the Company's blast furnaces, which convert iron ore into liquid iron. The liquid iron is then blended with scrap metal and metallic alloys and further refined in the Q-BOP furnaces to produce liquid steel. The liquid steel is then processed through the continuous casting facility. Steel slabs are either direct rolled or allowed to cool and then reheated prior to rolling. Slabs are rolled into hot-rolled steel products (sheet, plate and pipe) in the Company's rolling and finishing mills. The Company also sells a portion of its slabs to other steel processors.

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

CAPITAL PROJECTS

   Overview

         The Company has spent approximately $165 million, $68 million and $26 million on capital projects during the fiscal years ended September 30, 1994, 1995 and 1996, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization efforts. Management believes that the modernization projects completed to date have resulted in production efficiencies, increased throughput capacity and improved product quality and yield.

         The Company's capital projects are under continuous review, and depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the projected benefits of the capital projects will be fully achieved, sufficient product demand will exist for the Company's additional throughput capacity, or that the planned capital projects can be completed in a timely manner or for the amounts budgeted. Notwithstanding the completion of many capital projects, management believes that additional, capital projects will be critical to the Company's long-term ability to compete and will require substantial expenditures.

  Capital Projects

         As a part of its capital plan, the Company has (i) completed a new continuous casting facility and related improvements, (ii) installed two Q-BOP furnaces, (iii) completed a direct rolling and large coil project, including installation of a coilbox and a 42-megawatt induction slab heating furnace, (iv) completed a wide coiled plate project, (v) installed a plasma-fired cupola ironmaking facility, (vi) installed various environmental projects, and (vii) completed various other projects. The following discussion highlights the major projects completed during fiscal year 1996 or which remain to be completed.

         Plasma - Fired Cupola. The Company's new plasma-fired cupola ironmaking facility became available for operation during the year ended September 30, 1996. The cupola functions similar to a blast furnace although it utilizes only a fraction of the coke required by a blast furnace to produce liquid iron. The cupola can melt scrap steel, directly reduced iron or other metallic inputs. The cupola utilizes electric plasma technology as a secondary fuel source to further reduce coke requirements and substantially increase its capacity. The technology represents a means of meeting short-term ironmaking needs, providing a broader flexibility of inputs and decreasing coke requirements. The cupola is being used to supplement blast furnace iron production during the reline of one of the Company's blast furnaces and may also be used during periods when scrap prices are favorable or during other periods requiring supplementary ironmaking capacity.

         Rolling Mill Finishing Stand Improvements. The Company has a six-stand 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions. The final phase of the rolling mill modernization includes hydraulic gauge control, roll bending and automatic roll change. These improvements are designed to enhance the shape and gauge of the Company's products and to increase throughput capacity. Substantially all of the equipment for the rolling mill finishing stand improvements was completed during fiscal year 1996. The Company elected to defer installation of that equipment until fiscal year 1997 and 1998. The Company anticipates that it may incur significant start-up and transition cost as the finishing stand equipment is installed and implemented.

         Induction Slab Heating Furnace. The Company has installed a 42-megawatt induction slab heating furnace, which is located in-line with the Company's caster and rolling mill. The induction furnace has enabled the Company to increase production of large coils. The Company continues to evaluate its slab heating requirements and may elect to install additional heating capacity to increase production throughput rates.

  Development Venture

         The Company has formed a joint venture with Air Products and Chemicals, Inc. and Centerior Energy Corporation, which in turn entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a COREX(R) direct ironmaking facility and associated power generation and air separation facilities. This project, known as Clean Power from Integrated Coal/Ore Reduction (CPICOR(TM)), was selected under the United States Department of Energy's Clean Coal Technology Demonstration Program. The project includes construction and operation of a 3,000 ton per day COREX(R) cokeless ironmaking unit. Potential advantages of the project for the Company include additional ironmaking capacity, decreased dependence on coke, increased utilization of low-cost western raw materials and various environmental benefits. As of September 30, 1996, the Company had spent approximately $0.8 million on the project. The project, which includes up to $150 million in cost share funding from the Department of Energy, is anticipated to start-up no sooner than 2000 and is still subject to a number of contingencies, including obtaining private financing, continuing availability of the government funding and completion of project definition activities relating to the economic viability of the project. Under certain circumstances, the Company may be required to repay some or all of the government cost share funds in the event the project is terminated.

 PRODUCTS

         The Company's principal products are steel slabs and hot-rolled sheet, plate and pipe products. The Company also sells non-steel materials that are by-products of its steelmaking operations.

         The Company has a 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions and the opportunity to maximize utilization of the facilities. Generally, the Company manufactures products in response to specific customer orders. During fiscal year 1996, the Company increased its percentage of plate and slab products sold. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company sells slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. The Company expects that slab shipments will gradually decrease as rolling mill throughput improves. Product mix shifts are also determined by Geneva's product mix optimization efforts. These efforts generally allow Geneva to focus on products with the highest margin contribution. The Company's product sales mix for fiscal years 1992 through 1996 is shown below:

                   ---------------------------------------
                   1992     1993    1994     1995     1996
                   ----     ----    ----     ----     ----
Sheet ........      45%      56%      65%      41%      30%
Plate ........      41       31       24       35       45
Pipe .........      11       10        7        6        6
Slab .........      --       --        1       15       16
Non-steel ....       3        3        3        3        3
                   ---      ---      ---      ---      ---
         Total     100%     100%     100%     100%     100%
                   ===      ===      ===      ===      ===

         Sheet. The mill produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .96 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet, hot-rolled bands and tempered coil. Sheet is used in a variety of applications such as storage tanks, light structural components and supports and welded tubing.

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

MARKETING; PRINCIPAL CUSTOMERS

         The Company sells its sheet and plate products primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 62% of the Company's finished product sales (excluding slabs) in fiscal year 1996. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company believes that sales of its products, either directly or through service centers or distributors, to automotive or appliance manufacturers have been immaterial. The Company has developed a broad customer base. In fiscal year 1996, the Company sold its products domestically to approximately 265 customers in 38 states and abroad through exporters to eight customers in Canada, Mexico and Italy.

         The Company sells its ERW pipe to end-users and through distributors primarily in the western and central United States, where demand for pipe fluctuates in partial response to oil and gas industry cycles. The Company also occasionally sells products in the export market. Export sales, which generally have lower margins than domestic sales, accounted for approximately 0.3%, 1.3% and 0.7% of the Company's net sales during fiscal years 1994, 1995 and 1996, respectively.

         The Company's principal direct marketing efforts are in the western and central United States. Six sales representatives are employed in the western market, two of whom are located in the greater Los Angeles area, the largest single market for steel in the western United States. The Company believes that it holds a significant market share of the hot-rolled sheet, plate and pipe sales in the eleven western states.

         In the central United States, the Company currently has a small share of the market. Management believes, however, that there are attractive opportunities for revenue growth in this market. Substantially all of Geneva's sales in the central United States are made through a sales arrangement with Mannesmann Pipe and Steel Corporation ("Mannesmann"), the United States steel marketing subsidiary of Mannesmann A.G., a major German industrial company. The sales arrangement entitles Mannesmann to sell the Company's products in 15 central states and to certain of the Company's customers in the eastern United States, and to receive a variable commission on its sales. Mannesmann has an exclusive right to sell the Company's products in these areas, subject to certain exceptions. The payment terms provide that Mannesmann make a production prepayment of up to $15 million. The prepayment arrangement is subject to certain financial covenants and rights of termination. The prepayment is recorded as a production prepayment until the product is shipped, at which time the sale is recorded. Mannesmann accounted for approximately 36% and 31% of the Company's net sales in fiscal years 1995 and 1996, respectively. Any termination or disruption of the Company's arrangements with Mannesmann could have a material adverse effect on the Company's results of operations and financial condition.

         The Company's strategy is to maintain its core market in the western United States, where its market position is the strongest, and to increase growth in the midwest and eastern regions, while focusing on profit maximization. The Company believes that service centers and distributors account for a substantially larger proportion of its sales than of sales for the industry as a whole. Demand from this customer group historically has experienced wide fluctuations due to substantial changes in the group's inventory levels. In view of these factors, the Company intends to develop a somewhat more diverse customer base, including selected steel processors and various end-users, while retaining strong relationships with service center and distributor customers. The Company expects its modernization efforts to play a critical role in the implementation of these strategies by enabling the Company to produce higher quality products and to gain access to a wider range of customers.

         The Company generally produces steel in response to specific orders. As of November 30, 1996, the Company had estimated total orders on hand for approximately 210,000 tons compared to approximately 274,000 tons as of November 30, 1995. The Company does not believe that its orders on hand are necessarily indicative of future operating results.

EMPLOYEES; LABOR AGREEMENT

         The Company has a workforce of approximately 2,655 full-time employees, of whom approximately 520 are salaried and approximately 2,135 are hourly. The Company's 165 operating management personnel generally have had considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 10 to 20 years. The Company's senior operating managers have an average of over 25 years of industry experience.

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

         Effective March 1, 1995, the Company established a voluntary employee beneficiary association trust ("VEBA Trust") to fund post retirement medical benefits for future retirees covered by the collective bargaining agreement. Company contributions to the VEBA Trust are ten cents for each hour of work performed by employees covered by the collective bargaining agreement. In addition, union employees provide a contribution to the VEBA Trust based on a reduction from the performance dividend plan payment. No benefits will be paid from the VEBA Trust prior to March 31, 1998. Eligibility requirements and related matters will be determined at a later date.

RAW MATERIALS AND RELATED SERVICES

         The Company is located near major deposits of several of the principal raw materials used to make steel, including iron ore, high volatile coal, limestone and natural gas. The Company believes that, in certain instances, this proximity, together with the Company's importance as a customer to suppliers of these materials, enhances its ability to obtain competitive terms for these raw materials. As the Company evaluates emerging technologies for the production of iron and steel, it focuses on those technologies that allow increased utilization of resources available in the western United States.

         Iron Ore. The Company's steelmaking process can use both iron ore and iron ore pellets. In recent years, the Company has used a high percentage of iron ore pellets in an effort to maximize the operating efficiencies of its blast furnaces in response to increased production needs. Iron ore pellets are generally purchased from USX, as discussed below, as well as on the spot market. The Company has iron ore deposits at mines in Utah. The ore is mined by an independent contractor under claims owned by the Company and transported by railroad to the steel mill. The Company expects future costs of recovery of this ore to increase gradually as the open reserves are depleted.

         The Company has historically purchased iron ore pellets from USX. Pursuant to a five year agreement entered into as of September 1, 1994, the Company has commitments to purchase at least 2,160,000 net tons in the third year of the agreement and 1,890,000 net tons in each of the fourth and fifth years of the contract. The agreement also limits the maximum quantity of pellets USX is obligated to supply. The remainder of the Company's pellet requirements is generally purchased on the spot market. The Company may in the future elect to purchase additional amounts of pellets on a longer-term basis.

         Coal and Coke. The coke batteries operated by the Company require a blend of various grades of metallurgical coal. The Company currently obtains high volatile coal from a mine in western Colorado owned by Oxbow Carbon and Minerals, Inc. under a contract that expires in March 2004. The Company also purchases various grades of coal under short-term contracts from sources in the eastern United States. Although the Company believes that such coal is available from several alternative eastern suppliers, the Company is subject to price volatility resulting from fluctuations in the spot market. There can be no assurance that the Company's blend of coal will not change or that its overall cost of coal will not increase.

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

         Energy. The Company's steel operations consume large amounts of oxygen, electricity and natural gas. The Company purchases oxygen, nitrogen and argon from two facilities located on the Company's premises which were constructed by Air Liquide America Corporation ("Air Liquide") and Praxair, Inc. ("Praxair"), respectively. These facilities are capable of providing approximately 280 and 550 tons of oxygen per day under contracts which expire in 1998 and 2006, respectively. Air Liquide has agreed to construct a new facility to accommodate the Company's increased production levels. Under a new agreement expiring 15 years from the date of first delivery of product (presently estimated in March
1997), the Company will have the right to receive an average of 800 tons of gaseous oxygen per day from the new facility. Praxair will also continue to supply product to the Company from its facility. The Company pays a monthly charge to Praxair for the right to receive 100% of Praxair's production and will pay a monthly charge to Air Liquide to receive contract tonnages of oxygen when the new facility is completed.

         The Company generates a substantial portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases most of its remaining electrical requirements from Utah Power & Light Company ("UP&L") under a 90 megawatt interruptible power contract expiring in 1999. The contract provides for price increases tied to the cost of energy used by the utility to produce electricity. The Company has also entered into a firm power contract expiring in 1999 with UP&L under which the Company purchases additional electrical needs. The firm contract provides for energy charges and price increases similar to the interruptible contract but also includes a significantly higher capacity charge. The Company also has other short-term contracts for additional power needs.

         Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline. The Rocky Mountain region has substantial natural gas reserves.

         Other. The Company's mill is served by both the Burlington Northern Santa Fe Railroad ("BNSF") and the Union Pacific Railroad Company ("UP"). The Company believes that it is one of the largest western customers of the UP railroad. The Company's location in the western United States facilitates backhauling, which reduces freight costs. In connection with the recent merger of the UP and Southern Pacific Transportation Company, the Company negotiated a long-term transportation contract with the UP intended to maintain a competitive rate structure. The terms of the contract, together with certain merger conditions, permit the Company to seek bids from the BNSF for a portion of its transportation needs. The Company also owns mining claims in a limestone quarry located approximately 30 miles from the Company's plant. The limestone is mined by the Company and transported by railroad to the mill.

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

         Product quality has improved significantly as a result of the Company's modernization efforts. The Company is presently at a competitive disadvantage with respect to certain product quality factors particularly with respect to sheet products. The Company believes, however, that its ongoing modernization efforts have enhanced the competitiveness of its products, particularly with respect to plate products. Standards of quality in the steel industry are, nevertheless, rising as buyers continually expect higher quality products. Foreign and domestic producers continue to invest heavily to achieve increased production efficiencies and product quality.

         The steel industry is cyclical in nature and highly competitive. Moreover, overall throughput capacity and competition are increasing due primarily to construction of mini-mills and improvements in production efficiencies at existing mills. The Company, like other steel producers, is highly sensitive to price and production volume changes. Consequently, downward movements have had and will continue to have an adverse effect on the Company's results of operations.

         Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills use ferrous scrap metal as their basic raw material and serve regional markets. These operations traditionally produced lower margin, commodity type steel goods such as bars, rods and structural products. A number of mini-mills, however, produce plate, coil and pipe products that compete directly with the Company's products. Three mini-mills have been completed or are constructing facilities that will produce wide plate in coil form, thereby competing with products produced by the Company. Of these facilities, two have begun operations and the third will begin operations in the spring of 1997. Recently developed thin slab/direct rolling techniques have also allowed mini-mills to produce some of the types of sheet products that have traditionally been supplied by integrated producers. Several competitors have constructed or are constructing mini-mill facilities that are expected to significantly increase domestic steel production and thereby further increase competition.

         Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against several other currencies as well as the strength of the United States economy relative to foreign economies. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. Domestic pricing for all of the Company's products has been adversely affected by unfairly traded imports. In November 1996, the Company, together with another domestic plate producer, filed anti-dumping petitions with the Department of Commerce and the International Trade Commission ("ITC") against imports of cut-to-length carbon plate from the Russian Federation, Ukraine, the Peoples' Republic of China and the Republic of South Africa (the "Plate Trade Cases"). The petitions allege large dumping margins and also set forth the injury to the U.S. industry caused by these dumped imports. On December 18, 1996 the ITC made an affirmative preliminary injury determination with respect to all of the Plate Trade Cases. The Commerce Department will make its preliminary dumping margin determinations in April 1997. The Company expects that the ITC's preliminary determination will result in fewer plate imports from the subject countries during calendar 1997. Cut-to-length plate products from other countries not subject to the Plate Trade Cases, such as India, may, however, increase. The final outcome of the Plate Trade Cases will likely be decided by November 1997. Failure to win the Plate Trade Cases would have a material adverse effect upon the Company. The Company continues to monitor the levels of unfair imports of all types of products produced by the Company and may file additional trade cases in the future. The Company has also filed a civil lawsuit in Federal District Court against two defendants which the Company believes have facilitated the importation of dumped plate products. Existing trade laws and regulations may be inadequate to prevent unfair trade practices whereby imports could pose increasing problems for the domestic steel industry and the Company.

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

         The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $200,000 for environmental capital improvements in fiscal years 1997 and 1998. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

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


Fiscal Year Ended September 30, 1995       HIGH                          LOW
     First Quarter ended December 31       $18                        $12 1/4
     Second Quarter ended March 31          16                          9 3/4
     Third Quarter ended June 30            12                          7 1/8
     Fourth Quarter ended September 30       9 3/4                      7 3/4

Fiscal Year Ended September 30, 1996       HIGH                         LOW

     First Quarter ended December 31       $ 8                         $6 3/8
     Second Quarter ended March 31           8 1/4                      5 1/8
     Third Quarter ended June 30             7 1/8                      5 1/4
     Fourth Quarter ended September 30       5 1/2                      3 1/8


         As of November 29, 1996, the Company had 13,574,641 shares of Class A Common Stock outstanding, held by 643 stockholders of record, and 19,151,348 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference to pages 10 through 16 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference to pages 17 through 34 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Nominees for Election as Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 27, 1996, the Company entered into an agreement to loan up to $500,000 to its Chief Executive Officer. On September 27, 1996 and October 4, 1996, the Company loaned $250,000 and $210,000, respectively. The loan is evidenced by a promissory note which bears interest at the rate of 8.54% and is payable at the earlier of September 27, 1997 or demand for repayment by the Company. The loan is secured by interests in real and personal property owned by the Chief Executive Officer and an affiliated entity.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a)      Documents Filed:

             1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference in Item 8 of this Report:

                      -        Report of Independent Public Accountants

                      -        Consolidated Balance Sheets at September 30, 1996
                               and 1995

                      - Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994

                      - Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994

                      - Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

                      -        Notes to Consolidated Financial Statements

             2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

                      Schedule                                                       Page
                      --------                                                       ----

                      II -     Valuation and Qualifying Accounts                      17

                      Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto, or contained in this Report.

    (b)      Reports on Form 8-K

             None.

         (c)      Exhibits

 EXHIBIT                                                                                 INCORPORATED            FILED
   NO.                                       EXHIBIT                                     BY REFERENCE           HEREWITH
-----------    -------------------------------------------------------------------    -------------------    --------------

   3.1          Revised Articles of Incorporation of the Registrant                           (1)

   3.2          Articles of Amendment dated February 17, 1993 to the Registrant's             (2)
                Revised Articles of Incorporation

   3.3          Articles of Amendment dated March 12, 1993 to the Registrant's                (3)
                Revised Articles of Incorporation

   3.4          Restated Bylaws of the Registrant dated March 12, 1993                        (2)

   4.1          Specimen Certificate of the Registrant's Class A Common Stock,                (1)
                no par value

   4.2          Specimen Certificate of the Registrant's Series B Preferred Stock,            (4)
                no par value

   10.1         Asset Sales Agreement between USX and the Registrant dated as                 (1)
                of June 26, 1987, as Amended and Restated August 31, 1987

   10.2         Registration Rights Agreement among the signatories listed on the             (1)
                signature pages thereof and the Registrant dated November 6, 1989

   10.3         License Agreement between ENSR Corporation and the Registrant                 (1)
                dated December 8, 1988

   10.4         Second Amended and Restated Revolving Credit Agreement among                  (5)
                the Registrant, the Lender Parties named therein, Citicorp U.S.A.,
                Inc. and Heller Financial Inc., dated May 14, 1996.

   10.5         Second Amended and Restated Security Agreement dated May 14,                  (5)
                1996.

   10.6         Amended and Restated Sales Representation Agreement between                   (5)
                Mannesmann Pipe & Steel Corporation and the Registrant dated
                April 1, 1996.

   10.7         Geneva Steel Key Employee Plan*                                               (6)

   10.8         Amendment to Geneva Steel Key Employee Plan dated May 12,                     (7)
                1991*

   10.9         Form of Non-Statutory Stock Option Agreement*                                 (1)

  10.10         Management Employee Savings and Pension Plan, as Amended                      (8)
                and Restated generally effective January 1, 1994, dated as of July
                3, 1995*

  10.11         Form of revised Executive Split Dollar Insurance Agreement*                   (9)

  10.12         Form of revised Executive Supplemental Retirement Agreement*                  (9)

  10.13         Union Employee Savings and Pension Plan, as Amended and                       (8)
                Restated effective January 1, 1995, dated as of June 22, 1995*

  10.14         Collective Bargaining Agreement between United Steelworkers of               (10)
                America and the Registrant ("Collective Bargaining Agreement")
                dated March 1, 1995*

  10.15         Agreement between Union Carbide Industrial Gases, Inc. and the                (6)
                Registrant dated July 12, 1990, as amended August 3, 1990 (the
                "Union Carbide Agreement")

  10.16         Amendment to the Union Carbide Agreement dated December 1,                    (9)
                1992

  10.17         Oxygen Supply Agreement between Big Three Industrial Gas, Inc.                (6)
                (successor in interest to Liquid Air Corporation) and the Registrant dated September 27, 1988 and Amendment thereto dated June 8,
                1990

  10.18         Coilbox License Agreement between Stelco Technical Services                   (1)
                Limited and the Registrant dated August 23, 1989

  10.19         License Agreement for the K-OBM Process between                               (1)
                Klockner Contracting and Technologies GmbH and the Registrant
                dated November 25, 1989

  10.20         Special Use Lease Agreement No. 897 between the State of Utah                 (9)
                and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992

  10.21         Indenture dated as of January 15, 1994 between the Registrant and            (11)
                Bankers Trust Company, as Trustee, including a form of 9 1/2%
                Senior Note due 2004

  10.22         Indenture dated as of March 15, 1993 between the Registrant and               (3)
                The Bank of New York, as Trustee, including a form of 11 1/8%
                Senior Note due 2001

  10.23         License Agreement relating to the desulfurization process between             (1)
                BS&B Engineering Company, Inc. and the Registrant dated March
                1, 1990

  10.24         Lo-Cat(R)Licensing Agreement between ARI Technologies, Inc.                   (6)
                and the Registrant dated April 16, 1990

  10.25         Agreement relating to the closure of hazardous waste surface                  (6)
                impoundments between USX Corporation, the Registrant and
                Duncan Lagnese Associates, Incorporated dated October 22, 1990

  10.26         Agreement for the Sale and Purchase of Coke between the                      (12)
                Registrant and Mitsubishi International Corporation dated
                November 9, 1993 (the "Mitsubishi Agreement")

  10.27         First Amendment to the Mitsubishi Agreement dated as of                      (13)
                December 28, 1993

  10.28         Second Amendment to the Mitsubishi Agreement dated as of June                                    X
                1995

  10.29         Third Amendment to the Mitsubishi Agreement dated as of May                   (5)
                22, 1996.

  10.30         Agreement for Sale and Purchase of Coke between the Registrant               (14)
                and Pacific Basin Resources (a division of Oxbow Carbon and
                Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
                Agreement")


  10.31         First Amendment to the Oxbow Coke Agreement dated April 11,                                        X
                1996

  10.32         Agreement for the Sale and Purchase of Coal between the                      (15)
                Registrant and Oxbow Carbon and Minerals, Inc. dated February
                19, 1996, effective as of April 1, 1994

  10.33         Warrant Agreement dated as of March 16, 1993 between the                      (2)
                Registrant and The Bank of New York, as Warrant Agent

  10.34         Form of Indenture between the Registrant and the Trustee                      (3)
                thereunder related to the Exchange Debentures, including a form of Exchange Debenture

  10.35         Taconite Pellet Sales Agreement between USX Corporation and                  (10)
                Geneva Steel dated May 31, 1995

  10.36         Industrial Gas Supply Agreement between Air Liquide America                  (10)
                Corporation and Geneva Steel dated June 8, 1995.

    13          Selected portions of the Registrant's Annual Report to Shareholders                                X
                for the year ended September 30, 1996 which are incorporated by reference in Parts II and IV of this Report

    23          Consent of Arthur Andersen LLP, independent public accountants                                     X

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

(1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

(2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

(3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

(4) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(6) Incorporated by reference to the Registration Statement on Form S-1 dated November 5, 1990, File No. 33-37238.

(7) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

(8) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

 (9) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

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

(15) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(d)    Financial Statement Schedule

       See page 17 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geneva Steel Company:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements incorporated by reference in
Item 8 of this Form 10-K, and have issued our report thereon dated October 17, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 17, 1996

                              GENEVA STEEL COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED SEPTEMBER 30,
                               1996, 1995 AND 1994
                             (Dollars in Thousands)

                                                                       Additions
                                                     Balance at       Charged to        Deductions,        Balance
                                                      Beginning        Costs and            Net of          at End
Description                                            of Year          Expenses        Recoveries         of Year
-----------                                            -------          --------        ----------         -------

Year Ended September 30, 1996
   Allowance for doubtful accounts..........            $2,012            $8,616         $(6,597)            $4,031
                                                        ======            ======         =======             ======

Year Ended September 30, 1995
   Allowance for doubtful accounts..........            $3,113            $5,138         $(6,239)            $2,012
                                                        ======            ======         =======             ======

Year Ended September 30, 1994
   Allowance for doubtful accounts..........            $2,983            $4,826         $(4,696)            $3,113
                                                        ======            ======         =======             ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1996.

                              GENEVA STEEL COMPANY

                            By: /s/ Joseph A. Cannon
                                ---------------------------------------
                                Joseph A. Cannon, Chairman of the Board
                                and Chief Executive Officer

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

             Signature                               Title                                   Date
             ---------                               -----                                   ----

/s/ Joseph A. Cannon                             Chairman of the Board and Chief           December 27, 1996
--------------------------------------------     Executive Officer
Joseph A. Cannon                                 (Principal executive officer)


/s/ Robert J. Grow                               President and Chief Operating             December 27, 1996
--------------------------------------------     Officer and Director
Robert J. Grow

/s/ Richard D. Clayton                           Executive Vice President, Vice            December 27, 1996
--------------------------------------------     President of Environment and
Richard D. Clayton                               Director


/s/ Dennis L. Wanlass                            Vice President, Treasurer and             December 27, 1996
--------------------------------------------     Chief Financial Officer
Dennis L. Wanlass                                (Principal financial and
                                                 accounting officer)


/s/ Alan C. Ashton                               Director                                   December 27, 1996
--------------------------------------------
Alan C. Ashton

/s/ Arch L. Madsen                               Director                                   December 27, 1996
--------------------------------------------
Arch L. Madsen

/s/ R. J. Shopf                                  Director                                   December 27, 1996
--------------------------------------------
R. J. Shopf