Form 10-Q
period 1996-12-31
GENEVA STEEL CO
filed 1997-02-14
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                            Yes   __X__       No  _____

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

      13,647,931 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of January 31, 1997.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                            December 31, September 30,
                                                1996          1996
                                            ------------ -------------
Current assets:
   Cash and cash equivalents                 $      --     $     597
   Accounts receivable, net                     71,683        76,527
   Inventories                                  98,814        93,139
   Deferred income taxes                         8,716         7,637
   Prepaid expenses and other                   10,319        15,410
   Related party receivable                        500           250
                                             ---------     ---------
       Total current assets                    190,032       193,560
                                             ---------     ---------
Property, plant and equipment:
   Land                                          1,990         1,990
   Buildings                                    16,109        16,109
   Machinery and equipment                     613,383       600,290
   Mineral property and development costs        8,425         8,425
                                             ---------     ---------
                                               639,907       626,814
   Less accumulated depreciation              (182,248)     (172,291)
                                             ---------     ---------
       Net property, plant and equipment       457,659       454,523
                                             ---------     ---------
Other assets                                     8,829         9,303
                                             ---------     ---------
                                             $ 656,520     $ 657,386
                                             =========     =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31,      September 30,
                                                      1996              1996
                                                  ------------      -------------
Current liabilities:
   Accounts payable                                 $ 53,172          $ 59,575
   Accrued liabilities                                18,120            18,353
   Accrued payroll and related taxes                  10,121            10,867
   Production prepayments                             15,000             9,763
   Accrued interest payable                           12,948             4,746
   Accrued dividends payable                           6,962             4,682
   Accrued pension and profit
       sharing costs                                   1,362             2,259
                                                    --------          --------
          Total current liabilities                  117,685           110,245
                                                    --------          --------
Long-term debt                                       383,218           388,431
                                                    --------          --------
Deferred income tax liabilities                       10,714            10,446
                                                    --------          --------
Redeemable preferred stock                            55,619            55,437
                                                    --------          --------
Stockholders' equity:
   Preferred stock                                       --                 --
   Common stock:
       Class A                                        87,979            87,979
       Class B                                        10,110            10,110
   Warrants to purchase Class A
       common stock                                    5,360             5,360
   Retained earnings                                     280             5,077
   Class A common stock held in
       treasury, at cost                             (14,445)          (15,699)
                                                    --------          --------
          Total stockholders' equity                  89,284            92,827
                                                    --------          --------
                                                    $656,520          $657,386
                                                    ========          ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      (In thousands, except per share data)

                                   (Unaudited)


                                                      1996              1995
                                                    --------          --------
Net sales                                           $169,741          $167,090
Cost of sales                                        156,811           154,888
                                                    --------          --------
   Gross margin                                       12,930            12,202

Selling, general and administrative
   expenses                                            5,636             5,734
                                                    --------          --------
   Income from operations                              7,294             6,468
                                                    --------          --------
Other income (expense):
   Interest and other income                             175               178
   Interest expense                                   (9,702)           (8,257)
   Other expense                                        --                (552)
                                                    --------          --------
                                                      (9,527)           (8,631)
                                                    --------          --------
Loss before benefit for income taxes                  (2,233)           (2,163)

Benefit for income taxes                                (823)             (831)
                                                    --------          --------
Net loss                                              (1,410)           (1,332)

Less redeemable preferred stock dividends and
   accretion for original issue discount               2,461             2,164
                                                    --------          --------
Net loss applicable to common shares                $ (3,871)         $ (3,496)
                                                    ========          ========
Net loss per common share                           $   (.25)         $   (.23)
                                                    ========          ========
Weighted average common shares outstanding            15,479            15,252
                                                    ========          ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                      1996              1995
                                                    --------          --------
Cash flows from operating activities:
   Net loss                                         $ (1,410)         $ (1,332)
   Adjustments to reconcile net loss
       to net cash provided by (used for)
       operating activities:
       Depreciation                                    9,964            10,392
       Amortization                                      478               423
       Deferred income taxes                            (811)             (787)
       (Increase) decrease in current
         assets--
         Accounts receivable, net                      4,844            (6,217)
         Inventories                                  (5,675)          (10,860)
         Prepaid expenses and other                    4,841              (435)
       Increase (decrease) in current
         liabilities--
         Accounts payable                             (6,403)           (8,877)
         Accrued liabilities                          (2,113)             (299)
         Accrued payroll and related taxes              (417)            1,042
         Production prepayments                        5,237                --
         Accrued interest payable                      8,202             8,340
         Accrued pension and profit
            sharing costs                               (897)              (23)
                                                    --------          --------
   Net cash provided by (used for)
       operating activities                           15,840            (8,633)
                                                    --------          --------
Cash flows from investing activities:
   Purchases of property, plant and equipment        (13,099)          (10,186)
   Change in other assets                                 --              (233)
                                                    --------          --------
   Net cash used for investing activities           $(13,099)         $(10,419)
                                                    --------          --------

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)

                                   (Unaudited)


                                                        1996         1995
                                                      --------     --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt           $ 18,218     $  3,781
   Payments on long-term debt                          (23,431)          --
   Change in bank overdraft                              1,879        2,463
   Other                                                    (4)          --
                                                      --------     --------
   Net cash provided by (used for)
       financing activities                             (3,338)       6,244
                                                      --------     --------
Net decrease in cash and cash
   equivalents                                            (597)     (12,808)

Cash and cash equivalents at beginning
   of period                                               597       12,808
                                                      --------     --------
Cash and cash equivalents at end
   of period                                          $     --     $     --
                                                      ========     ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

       Interest (net of amount capitalized)           $  1,227     $    590

Supplemental schedule of noncash financing activities:

   For the three months ended December 31, 1996 and 1995, the Company increased the redeemable preferred stock by $182 and $178, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. In addition, the Company increased the redeemable preferred stock liquidation preference by $1,986 in lieu of paying a cash dividend during the three months ended December 31, 1995. At December 31, 1996, the Company had accrued dividends payable of $6,962.


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

(2)       INVENTORIES

    Inventories were comprised of the following components:

                                                  December 31,     September 30,
                                                      1996             1996
                                                  ------------     -------------
    Raw materials                                   $26,231          $31,064
    Semi-finished and finished goods                 64,281           53,604
    Operating materials                               8,302            8,471
                                                    -------          -------
                                                    $98,814          $93,139
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

    The net loss for the three-month periods ended December 31, 1996 and 1995 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)     RELATED PARTY TRANSACTION

    On February 13, 1997, the Company's Board of Directors approved the loan of an additional $200 to the Company's Chief Executive Officer.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                               Three Months Ended
                                                  December 31,
                                               ------------------
                                                 1996       1995
                                                -----      -----
Net sales                                       100.0%     100.0%
Cost of sales                                    92.4       92.7
                                                -----      -----
Gross margin                                      7.6        7.3

Selling, general and administrative expenses      3.3        3.4
                                                -----      -----
Income from operations                            4.3        3.9
                                                -----      -----
Other income (expense):
 Interest and other income                        0.1        0.1
 Interest expense                                (5.7)      (5.0)
 Other expense                                     --       (0.3)
                                                -----      -----
                                                 (5.6)      (5.2)
                                                -----      -----
Loss before benefit for income taxes             (1.3)      (1.3)
Benefit for income taxes                         (0.5)      (0.5)
                                                -----      -----
 Net loss                                        (0.8)%     (0.8)%
                                                =====      =====

    The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                                       Three Months Ended
                                                           December 31,
                                                     1996                1995
                                                    -----               -----
Sheet                                                38.6%               34.5%
Plate                                                39.6                34.8
Pipe                                                  8.5                 4.4
Slab                                                 10.6                23.7
Non-Steel                                             2.7                 2.6
                                                    -----               -----
                                                    100.0%              100.0%
                                                    =====               =====

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

    Net sales increased 1.6% due to a shift in product mix to higher-priced plate, pipe and sheet products from lower-priced slab products, offset in large part by reduced shipments of approximately 19,600 tons and decreased overall average selling prices for the three months ended December 31, 1996 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe and slab products decreased by 3.1%, 2.4% and 3.0%, respectively, while the weighted average sales price of sheet increased by 3.4% in the three months ended December 31, 1996 compared to the same period in the previous fiscal year. The overall decrease in prices and volume was due to pricing pressure resulting from unfairly traded imports, an increase in domestic hot-rolled capacity as well as other market factors. Shipped tonnage of plate, pipe and sheet increased approximately 29,200 tons or 19.4%, 17,800 tons or 101.6% and 19,500 tons or 10.1%, respectively, while shipped tonnage of slabs decreased approximately 86,100 tons or 53.3%, between the two periods. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company sells slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. The Company expects that slab shipments will continue to decrease as rolling mill throughput improves.

    In November 1996, the Company, together with another domestic plate producer, filed anti-dumping petitions with the Department of Commerce and the International Trade Commission against imports of cut-to-length carbon plate from the Russian Federation, Ukraine, the People's Republic of China and the Republic of South Africa (the "Plate Trade Cases"). The petitions allege large dumping margins and also set forth the injury to the U.S. industry caused by dumped imports from the subject countries. In its preliminary injury determination, the International Trade Commission ("ITC") ruled unanimously in late December that dumped imports of cut-to-length carbon plate were causing or threatening to cause material injury to the domestic industry. The Department of Commerce is expected to make preliminary dumping margin determinations in April 1997. The Company expects that the ITC's preliminary determination will result in fewer plate imports from the subject countries during calendar 1997. The final outcome of the Plate Trade Cases will likely be decided by November 1997. Failure to win the Plate Trade Cases would have a material adverse effect upon the Company.

    Given that domestic demand for plate continues to be strong, the Company is optimistic that plate pricing and volume will improve as the amount of dumped products from these countries declines. Increased imports from countries not subject to the Plate Trade Cases, could, however, adversely affect plate pricing and volume. The Company also is currently experiencing increased demand for hot-rolled bands. The Company intends to react to price increases or decreases in the market as justified by competitive conditions. Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors.

    Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 92.4% for the three months ended December 31, 1996 from 92.7% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $15 per ton between the two periods primarily as a result of a shift in product mix to higher-cost plate, pipe and sheet products from lower-cost slab products. Operating costs decreased as a result of improved production yields and throughput rates, which were offset by increased natural gas costs, increased hot metal costs associated with a blast furnace reline, higher wages and benefits, and other increased costs. The Company mitigated the potential cost impact of a weaker order book by producing products for inventory in anticipation of a strengthening market. The Company expects that production yields and throughput will continue to improve in future periods.

    Depreciation costs included in cost of sales decreased approximately $0.4 million for the three months ended December 31, 1996 compared with the same period in the previous fiscal year. This decrease was due to decreases in the asset base as a result of certain machinery and equipment being fully depreciated.

    Selling, general and administrative expenses for the three months ended December 31, 1996 decreased approximately $0.1 million as compared to the same period in the previous fiscal year. These lower expenses resulted primarily from decreased outside services.

    Interest expense increased approximately $1.4 million during the three months ended December 31, 1996 as compared to the same period in the previous fiscal year as a result of significantly lower capitalized interest and higher levels of borrowing. The higher levels of borrowing resulted from the termination of the Company's receivables securitization facility.

     In May 1996, the Company terminated its receivables securitization facility in connection with an amendment to and restatement of the Company's revolving credit facility. As a result, other expense decreased approximately $0.5 million for the three months ended December 31, 1996, as compared with the same period in the previous fiscal year.

    For the three months ended December 31, 1996, the Company recognized a benefit for income taxes by carrying back the loss against income from a prior period. As of December 31, 1996, the Company is able to recognize a benefit for carryback of approximately $5.2 million of future losses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the incurrence of additional long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of December 31, 1996, the Company's eligible inventories and accounts receivable supported access to $99.0 million under the revolving credit facility (the "Revolving Credit Facility"). As of December 31, 1996, the Company had $58.2 million in borrowings and $8.4 million in letters of credit outstanding under the Revolving Credit Facility, leaving $32.4 million in additional borrowing availability.

    The terms of the Revolving Credit Facility and of the Company's 11 1/8% senior notes issued in March 1993 and 9 1/2% senior notes issued in February 1994 (collectively, the "Senior Notes") include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium.

    The Company's ability to pay cash dividends on the 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's 11 1/8% Senior Notes precluded payment of the preferred stock dividends due on June 15, 1996, September 15, 1996 and December 15, 1996. The next dividend payment date is March 15, 1997. Unpaid dividends were approximately $7.0 million at December 31, 1996. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. In the event that the Company fails to pay dividends on the Redeemable Preferred Stock in an amount equal to four full quarterly dividends, then the holders of the Redeemable Preferred Stock have the right to elect not less than 25 percent of the members of the board of directors (currently two directors). The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income/loss, dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable Preferred Stock will negatively impact quarterly earnings per share by approximately $.15 per share.

    Besides these and other financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $15.8 million for the three months ended December 31, 1996 compared with net cash used for operating activities of $8.6 million for the three months ended December 31, 1995. The sources of cash provided by operating activities during the three months ended December 31, 1996, included a decrease in prepaid expenses of $4.8 million due primarily to the receipt of a $5 million partial insurance claim payment related to losses resulting from the January 1996 power outage, depreciation and amortization of $10.4 million, an increase in production prepayments of $5.2 million, a decrease in accounts receivable of $4.8 million and an increase in accrued interest of $8.2 million. These sources of cash flow were offset in part by a decrease in accounts payable of $6.4 million, an increase in inventories of $3.3 million, a decrease in accrued liabilities of $5.7 million, a decrease in the deferred tax liability of $0.8 million and a net loss of $1.4 million.

    In addition to ongoing operations, the Company's near-term sources of additional liquidity include resolving its outstanding insurance claim associated with the January 1996 power outage and reducing inventories which increased during the previous quarter. The production prepayment arrangement with Mannesmann has historically provided the Company with up to $9 million in added liquidity. The Company's contract with Mannesmann permits Mannesmann to terminate the production prepayment arrangement in the event that the Company's stockholders' equity falls below $90 million. As of December 31, 1996, the Company's stockholders' equity was $89.3 million. On February 10, 1997, the Company received from Mannesmann the required 90 day notice terminating the production prepayment arrangement. The notice states that the termination will be rescinded if stockholders' equity exceeds $90 million at March 31, 1997. The Company continues to discuss other possible means of continuing the production prepayment arrangement with Mannesmann. Termination of the arrangement would not affect Mannesmann's other obligations under its sales Representation agreement with the Company.

    Capital expenditures were approximately $13.1 million for the three months ended December 31, 1996. Capital expenditures for fiscal year 1997 are estimated at $35 to $40 million, which includes capital spending previously scheduled for fiscal year 1996 for a blast furnace reline. The blast furnace reline was completed and placed in service in January 1997. Additional capital projects for fiscal year 1997 consist of installation of certain rolling mill finishing stand equipment and various other projects designed to reduce costs and increase product quality and throughput. The Company anticipates that it may incur start-up and transition costs when the rolling mill finishing stand equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

    The Company formed a joint venture with certain unrelated parties, which in turn entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a COREX(R) direct ironmaking facility and associated power generation and air separation facilities. As of December 31, 1996, the Company had spent approximately $853,000 in connection with the COREX(R) project, which was included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost share arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company may be required to repay some or all of the government cost share funds in the event the project is terminated.

    The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $38.0 million and its annual preferred stock dividends are approximately $9.2 million.

FACTORS AFFECTING FUTURE RESULTS

    The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable that remains subject to uncertainty. Future pricing will be affected by several factors including the level of imports, the outcome of the Plate Trade Cases, future capacity additions and other market factors.

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

    This quarterly report may contain certain forward-looking statements with respect to the Company that are subject to risks and uncertainties that include, but are not limited to, those identified throughout this report, described from time to time in the Company's other Securities and Exchange Commission filings or discussed in the Company's press releases. Actual results may vary materially from expectations.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits.


  Exhibit                                                        Filed
  Number                         Exhibit                        Herewith
  -------                        -------                        --------
    27                   Financial Data Schedule                   X

    (b)   Reports on Form 8-K.

    The Company has not filed any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENEVA STEEL COMPANY



                                  By: /s/ Dennis L. Wanlass
                                     -------------------------------------------
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Dated:  February 14, 1997