Form 10-Q
period 1997-03-31
GENEVA STEEL CO
filed 1997-05-15
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                         Yes    X             No
                              ----              ----

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

        13,786,289 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of April 30, 1997.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                              GENEVA STEEL COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)


ASSETS
------

                                                     March 31,         September 30,
                                                       1997                1996
                                                    ---------           ---------
Current assets:
    Cash and cash equivalents                       $      --           $     597
    Accounts receivable, net                           80,711              76,527
    Inventories                                        97,478              93,139
    Deferred income taxes                               8,716               7,637
    Prepaid expenses and other                         15,417              15,410
    Related party receivable                              700                 250
                                                    ---------           ---------
        Total current assets                          203,022             193,560
                                                    ---------           ---------

Property, plant and equipment:
    Land                                                1,990               1,990
    Buildings                                          16,109              16,109
    Machinery and equipment                           626,771             600,290
    Mineral property and development costs              8,425               8,425
                                                    ---------           ---------
                                                      653,295             626,814
    Less accumulated depreciation                    (192,744)           (172,291)
                                                    ---------           ---------
        Net property, plant and equipment             460,551             454,523
                                                    ---------           ---------

Other assets                                            8,351               9,303
                                                    ---------           ---------
                                                    $ 671,924           $ 657,386
                                                    =========           =========










  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY

                             (Dollars in thousands)
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,    September 30,
                                                1997           1996
                                            -----------    -------------
Current liabilities:
    Accounts payable                        $  61,624       $  59,575
    Accrued liabilities                        19,262          18,353
    Accrued payroll and related taxes          11,930          10,867
    Production prepayments                     15,000           9,763
    Accrued interest payable                    4,628           4,746
    Accrued dividends payable                   9,321           4,682
    Accrued pension and profit
        sharing costs                           1,640           2,259
                                            ---------       ---------
            Total current liabilities         123,405         110,245
                                            ---------       ---------


Long-term debt                                402,407         388,431
                                            ---------       ---------

Deferred income tax liabilities                 8,716          10,446
                                            ---------       ---------

Redeemable preferred stock                     55,801          55,437
                                            ---------       ---------

Stockholders' equity:
    Preferred stock                                --              --
    Common stock:
        Class A                                87,979          87,979
        Class B                                10,110          10,110
    Warrants to purchase Class A
        common stock                            5,360           5,360
    Retained earnings (deficit)                (9,136)          5,077
    Class A common stock held in
        treasury, at cost                     (12,718)        (15,699)
                                            ---------       ---------
            Total stockholders' equity         81,595          92,827
                                            ---------       ---------
                                            $ 671,924       $ 657,386
                                            =========       =========


           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                          consolidated balance sheets.

                              GENEVA STEEL COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   1997        1996
                                                ---------    ---------
Net sales                                       $ 182,961    $ 159,131
Cost of sales                                     175,040      151,326
                                                ---------    ---------

    Gross margin                                    7,921        7,805

Selling, general and administrative
    expenses                                        5,405        6,166
                                                ---------    ---------

    Income from operations                          2,516        1,639
                                                ---------    ---------

Other income (expense):
    Interest and other income                          54           94
    Interest expense                              (10,072)      (8,626)
    Other expense                                      --         (558)
                                                ---------    ---------
                                                  (10,018)      (9,090)
                                                ---------    ---------

Loss before benefit for income taxes               (7,502)      (7,451)

Benefit for income taxes                           (1,998)      (2,766)
                                                ---------    ---------

Net loss                                           (5,504)      (4,685)

Less redeemable preferred stock dividends and
    accretion for original issue discount           2,542        2,235
                                                ---------    ---------

Net loss applicable to common shares            $  (8,046)   $  (6,920)
                                                =========    =========

Net loss per common share                       $    (.52)   $    (.45)
                                                =========    =========

Weighted average common shares outstanding         15,584       15,281
                                                =========    =========






The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  1997         1996
                                                ---------    ---------

Net sales                                       $ 352,702    $ 326,220
Cost of sales                                     331,851      306,213
                                                ---------    ---------

    Gross margin                                   20,851       20,007

Selling, general and administrative
    expenses                                       11,041       11,899
                                                ---------    ---------

    Income from operations                          9,810        8,108
                                                ---------    ---------

Other income (expense):
    Interest and other income                         229          272
    Interest expense                              (19,774)     (16,883)
    Other expense                                      --       (1,111)
                                                ---------    ---------
                                                  (19,545)     (17,722)
                                                ---------    ---------

Loss before benefit for income taxes               (9,735)      (9,614)

Benefit for income taxes                           (2,822)      (3,597)
                                                ---------    ---------

Net loss                                           (6,913)      (6,017)

Less redeemable preferred stock dividends and
    accretion for original issue discount           5,003        4,399
                                                ---------    ---------

Net loss applicable to common shares            $ (11,916)   $ (10,416)
                                                =========    =========

Net loss per common share                       $    (.77)   $    (.68)
                                                =========    =========

Weighted average common shares outstanding         15,531       15,267
                                                =========    =========






The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)
                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                     1997       1996
                                                   --------    ------
Cash flows from operating activities:
    Net loss                                     $ (6,913)   $ (6,017)
    Adjustments to reconcile net loss
        to net cash provided by (used for)
        operating activities:
        Depreciation                               20,690      21,128
        Amortization                                  956         843
        Deferred income taxes                      (2,809)     (3,597)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                (4,184)      6,767
           Inventories                             (4,339)     (3,512)
           Prepaid expenses and other                (457)     (9,923)
        Increase (decrease) in current
           liabilities--
           Accounts payable                         2,049      (7,886)
           Accrued liabilities                        120      (2,660)
           Accrued payroll and related taxes        1,746         (62)
           Production prepayments                   5,237       5,000
           Accrued interest payable                  (118)         (6)
           Accrued pension and profit
              sharing costs                          (619)       (179)
                                                 --------    --------
    Net cash provided by (used for)
        operating activities                       11,359        (104)
                                                 --------    --------

Cash flows from investing activities:
    Purchases of property, plant and equipment    (26,782)    (12,261)
    Change in other assets                             --        (373)
                                                 --------    --------

    Net cash used for investing activities       $(26,782)   $(12,634)
                                                 --------    --------


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY

                     SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Dollars in thousands)
                                   (Unaudited)

                                                        1997       1996
                                                     --------    --------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt         $ 37,841    $ 17,296
    Payments on long-term debt                        (23,865)    (11,852)
    Change in bank overdraft                              789          --
    Other                                                  61        (125)
                                                     --------    --------

    Net cash provided by
        financing activities                           14,826       5,319
                                                     --------    --------

Net decrease in cash and cash
    equivalents                                          (597)     (7,419)

Cash and cash equivalents at beginning
    of period                                             597      12,808
                                                     --------    --------

Cash and cash equivalents at end
    of period                                        $     --    $  5,389
                                                     ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

        Interest (net of amount capitalized)         $ 19,212    $ 17,826


Supplemental schedule of noncash financing activities:

    For the six months ended March 31, 1997 and 1996, the Company increased redeemable preferred stock by $364 and $356, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. In addition, the Company increased the redeemable preferred stock liquidation preference by $3,690 in lieu of paying a cash dividend during the six months ended March 31, 1996. At March 31, 1997, the Company had accrued dividends payable of $9,321.


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------
(1)  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

(2)         INVENTORIES

     Inventories were comprised of the following components:

                                                              March 31,          September 30,
                                                                1997                 1996
                                                               -------              -------
     Raw materials                                             $24,030              $31,064
     Semi-finished and finished goods                           65,757               53,604
     Operating materials                                         7,691                8,471
                                                               -------              -------

                                                               $97,478              $93,139
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

     The net income (loss) for the three and six-month periods ended March 31, 1997 and 1996 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time issuance.

(4)      RELATED PARTY TRANSACTIONS

     On February 13, 1997, the Company's Board of Directors approved the loan of an additional $200 to the Company's Chief Executive Officer. The loan is secured by interests in real and personal property owned by the Chief Executive Officer and an affiliated entity.

(5)      PRODUCTION PREPAYMENTS

     A production prepayment arrangement with Mannesmann has historically provided the Company with up to $9 million in added liquidity. The Company's production prepayment arrangement with Mannesmann allows for its termination in the event that the Company's stockholders' equity falls below $90 million. As of March 31, 1997, the Company's stockholders' equity was $81.6 million. On February 10, 1997, the Company received from Mannesmann the required 90 day notice terminating the production prepayment arrangement. The Company continues to discuss possible means of modifying the production prepayment arrangement with Mannesmann.

(6)      INSURANCE CLAIM RECEIVABLE

     During the three months ended March 31, 1997, the Company recognized an additional $3.7 million as a reduction in costs in connection with the insurance claim associated with the January 1996 power outage. The Company recognized the additional amount in connection with completing and submitting its insurance claim, which was filed during the quarter. The Company has recognized only a portion of the total expected claim recovery, which includes both lost income and property damage. The Company received $5 million from its first layer insurers in October 1996. At March 31, 1997, the Company had an insurance claim receivable of $11 million included in prepaid expenses and other in the accompanying financial statements. See "Part II Other Information,
Item 1. Legal Proceedings."

(7)      CERTAIN RECLASSIFICATIONS

     Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                                      Three Months Ended          Six Months Ended
                                                           March 31,                   March 31,
                                                      ------------------           -------------
                                                    1997             1996       1997             1996
                                                    ----             ----       ----             ----
Net sales                                           100.0%           100.0%     100.0%           100.0%
Cost of sales                                        95.7             95.1       94.1             93.9
                                                    -----            -----      -----            -----
Gross margin                                          4.3              4.9        5.9              6.1

Selling, general and administrative
expenses                                              2.9              3.9        3.1              3.6
                                                    -----            -----      -----            -----
Income from operations                                1.4              1.0        2.8              2.5
                                                    -----            -----      -----            -----

Other income (expense):
 Interest and other income                             -               0.1         -               0.1
 Interest expense                                    (5.5)            (5.4)      (5.6)            (5.2)
 Other expense                                         -              (0.4)       --              (0.3)
                                                    -----            -----      -----            -----
                                                     (5.5)            (5.7)      (5.6)            (5.4)
                                                    -----            -----      -----            -----

Loss before benefit for income taxes                 (4.1)            (4.7)      (2.8)            (2.9)
Benefit for income taxes                             (1.1)            (1.8)      (0.8)            (1.1)
                                                    -----            -----      -----            -----

 Net loss                                            (3.0)%           (2.9)%     (2.0)%           (1.8)%
                                                    =====            =====      =====            =====


     The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                                      Three Months Ended          Six Months Ended
                                                          March 31,                    March 31,
                                                     -------------------           -------------
                                                    1997             1996       1997            1996
                                                    ----             ----       ----            ----

Sheet                                                34.2%            29.8%      36.3%           32.2%
Plate                                                41.5             45.2       40.6            39.8
Pipe                                                  7.5              6.2        8.0             5.3
Slab                                                 13.5             16.1       12.1            20.0
Non-Steel                                             3.3              2.7        3.0             2.7
                                                    -----            -----      -----           -----
                                                    100.0%           100.0%     100.0%          100.0%
                                                    =====            =====      =====           =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

     Net sales increased 15.0% due to an increase in shipments of approximately 59,100 tons, a shift in product mix to higher-priced pipe and sheet products from lower-priced slab products and increased overall average selling prices for the three months ended March 31, 1997 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, pipe and slab products increased by 3.2%, 2.6% and 4.3%, respectively, while the weighted average sales price of plate decreased by 1.8% in the three months ended March 31, 1997 compared to the same period in the previous fiscal year. The decrease in plate prices was due to pricing pressure resulting from a surge of unfairly traded imports and other market factors. Shipped tonnage of plate, pipe and sheet increased approximately 14,000 tons or 7.3%, 8,900 tons or 36.4% and 45,300 tons or 27.9%, respectively, while shipped tonnage of slabs decreased approximately 9,100 tons or 8.0%, between the two periods. Consistent with the Company's strategic objectives, plate shipments have increased, in part through utilization of outside processors to level and cut plate from coils. The Company is also currently experiencing increased demand for pipe and hot-rolled bands. The Company continues to sell slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. The
Company is currently in the process of completing the rolling mill finishing stands upgrade, which is expected to increase rolling mill throughput and product quality.

     In November 1996, the Company, together with another domestic plate producer, filed anti-dumping petitions with the Department of Commerce and the International Trade Commission against imports of cut-to-length carbon plate from the Russian Federation, Ukraine, the People's Republic of China and the Republic of South Africa (the "Plate Trade Cases"). The petitions allege large dumping margins and also set forth the injury to the U.S. industry caused by dumped imports from the subject countries. In its preliminary injury determination, the International Trade Commission ("ITC") ruled unanimously in late December that dumped imports of cut-to-length carbon plate were causing or threatening to cause material injury to the domestic industry. The Department of Commerce will issue preliminary determinations on June 3, 1997 that will set bond rates in the amount of the preliminary dumping margins on plate imports from the subject countries. They will also make determinations on allegations of critical circumstances against China, Russia and Ukraine which can result in duties retroactive to early March 1997. The final outcome of the Plate Trade Cases is expected by November 1997. Failure to win the Plate Trade Cases would have a material adverse effect upon the Company. Given that domestic demand for plate continues to be strong, the Company expects that plate pricing and volume will continue to improve as the amount of dumped products from these countries declines. Increased imports from countries not subject to the Plate Trade Cases, could, however, adversely affect plate pricing and volume.

     Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

     Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 95.7% for the three months ended March 31, 1997 from 95.1% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $10 per ton between the two periods primarily as a result of a shift in product mix to higher-cost plate, pipe and sheet products from lower-cost slab products as well as an increase in operating costs. Operating costs increased as a result of increased natural gas and other fuel costs, increased hot metal costs associated with a blast furnace reline, higher wages and benefits and other increased costs. The increase in costs was partially offset by significant improvements in production yields and throughput rates. The Company expects that production yields and throughput will continue to improve in future periods. In addition, natural gas costs have declined to more normal levels. The Company also recognized an additional $3.7 million as a reduction in costs in connection with the insurance claim associated with the January 1996 power outage. The Company recognized the additional amount in connection with completing and submitting its insurance claim, which was filed during the quarter. The Company has recognized only a portion of the total expected claim recovery, which includes both lost income and property damage.

     Depreciation costs included in cost of sales remained level for the three months ended March 31, 1997 compared with the same period in the previous fiscal year.

     Selling, general and administrative expenses for the three months ended March 31, 1997 decreased approximately $0.8 million as compared to the same period in the previous fiscal year. These lower expenses resulted primarily from decreased outside services. The Company has initiated a Company-wide effort to effect a systemic and pervasive change with respect to corporate systems, processes and structures. The effort uses a team approach to redesign various business processes and aspects of the Company to be more effective and efficient. During the quarter ended March 31, 1997, the Company's cost reduction team completed a plan intended to reduce administrative and management costs by approximately 20 percent as compared to calendar year 1996. As a part of that plan, the Company terminated 39 administrative employees, and 12 contract employees effective March 31, 1997.

     Interest expense increased approximately $1.5 million during the three months ended March 31, 1997 as compared to the same period in the previous fiscal year as a result of significantly lower capitalized interest and higher levels of borrowing. The higher levels of borrowing resulted, in part, from the termination of the Company's receivables securitization facility.

      In May 1996, the Company terminated its receivables securitization facility in connection with an amendment to and restatement of the Company's revolving credit facility. As a result, other expense decreased approximately $0.6 million for the three months ended March 31, 1997, as compared with the same period in the previous fiscal year.

     For the three months ended March 31, 1997, the Company recognized a benefit for income taxes by carrying back approximately $5.2 million of the $7.5 million loss before benefit for income taxes against income from prior periods. As of March 31, 1997, the Company had, for financial reporting purposes, a net operating loss carryforward of approximately $2.3 million.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

     Net sales increased 8.1% due to increased shipments of approximately 39,500 tons, a shift in product mix to higher priced plate, pipe and sheet products from lower-priced slab products and increased overall average selling prices for the six months ended March 31, 1997 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and pipe products increased by 3.2% and 0.3%, respectively, while the weighted average sales price of plate and slab products decreased by 2.3% and 0.5%, respectively, in the six months ended March 31, 1997 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe and sheet increased approximately 43,200 tons or 12.6% , 26,600 or 63.6% and 64,900 tons or 18.2%, respectively, while shipped tonnage of slabs decreased approximately 95,200 tons or 34.5% between the two periods.

     The Company's cost of sales, as a percentage of net sales, increased to 94.1% for the six months ended March 31, 1997 from 93.9% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $13 per ton between the two periods primarily as a result of a shift in product mix to higher-cost plate, pipe and sheet products from lower-cost slab products as well as an increase in operating costs. Operating costs increased as a result of increased natural gas and other fuel costs, hot metal costs associated with a blast furnace reline, higher wages and benefits and other increased costs. These increased costs were partially offset by significant improvements in production yields and throughput rates, and the additional $3.7 million reduction in costs recognized in connection with the insurance claim.

     Depreciation costs included in cost of sales decreased approximately $0.4 million for the six months ended March 31, 1997 compared with the same period in the previous fiscal year. This decrease was due to decreases in the asset base resulting from some plant assets becoming fully depreciated.

     Selling, general and administrative expenses for the six months ended March 31, 1997 decreased approximately $0.9 million as compared to the same period in the previous fiscal year. The lower expenses resulted primarily from reduced outside services.

     Interest expense increased approximately $2.9 million for the six months ended March 31, 1997 as compared to the same period in the previous fiscal year, reflecting higher levels of borrowing, in part from the termination of the Company's receivables securitization facility, and lower levels of capitalized interest.

     Other expense decreased approximately $1.1 million for the six months ended March 31, 1997, as compared to the same period in the previous fiscal year as a result of the termination in May 1996 of the Company's receivables securitization facility.

     For the six months ended March 31, 1997, the Company recognized a benefit for income taxes by carrying back approximately $7.4 million of the $9.7 million loss before benefit for income taxes against income from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the sale of equity, the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of March 31, 1997, the Company's eligible inventories and accounts receivable supported access to $104.9 million under the revolving credit facility (the "Revolving Credit Facility"). As of March 31, 1997, the Company had $77.4 million in borrowings and $8.4 million in letters of credit outstanding under the Revolving Credit Facility, leaving $19.1 million in additional borrowing availability.

     The terms of the Revolving Credit Facility and of the Company's 11 1/8% senior notes issued in March 1993 and 9 1/2% senior notes issued in February 1994 (collectively, the "Senior Notes") include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, limitations on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium. The Company will likely seek amendments to the Revolving Credit Facility in the future based on actual operating results.

     The Company's ability to pay cash dividends on the 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the preferred stock dividends due on June 15, 1996, September 15, 1996, December 15, 1996 and March 15, 1997. Unpaid dividends were approximately $9.3 million at March 31, 1997. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's failure to pay dividends on the Redeemable Preferred Stock in an amount equal to four full quarterly dividends, the holders of the Redeemable Preferred Stock have the right to elect not less than 25 percent of the members of the board of directors (two of eight directors) and have scheduled a meeting on May 30, 1997 to do so. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income/loss, dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable Preferred Stock will negatively impact quarterly earnings per share by approximately $.15 per share.

     Besides financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $11.4 million for the six months ended March 31, 1997 compared with net cash used for operating activities of $0.1 million for the six months ended March 31, 1996. The sources of cash provided by operating activities during the six months ended March 31, 1997, included depreciation and amortization of $21.6 million, an increase in production prepayments of $5.2 million and an increase in accounts payable and other accrued liabilities of $3.3 million. These sources of cash flow were offset in part by an increase in accounts receivable of $4.2 million, an increase in inventories of $4.3 million, a decrease in the deferred tax liability of $2.8 million and a net loss of $6.9 million.

     In addition to ongoing operations, the Company's near-term sources of liquidity include resolving its outstanding insurance claim associated with a January 1996 power outage and reducing inventories which increased during the six months ended March 31, 1997. A production prepayment arrangement with Mannesmann has historically provided the Company with up to $9 million in added liquidity. The Company's production prepayment arrangement with Mannesmann allows for its termination in the event that the Company's stockholders' equity falls below $90 million. As of March 31, 1997, the Company's stockholders' equity was $81.6 million. On February 10, 1997, the Company received from Mannesmann the required 90 day notice terminating the production prepayment arrangement. The Company continues to discuss possible means of modifying the production prepayment arrangement with Mannesmann. Termination of the arrangement would not affect Mannesmann's other obligations under its Sales Representation Agreement with the Company.

     Capital expenditures were approximately $26.8 million for the six months ended March 31, 1997. Capital expenditures for fiscal year 1997 are estimated at $40 million, which includes capital spending previously scheduled for fiscal year 1996 for its No. 1 Blast Furnace reline. The No. 1 Blast Furnace reline was completed and placed in service in early January 1997. Additional capital projects for fiscal year 1997 consist of installation of certain rolling mill finishing stand equipment, some repairs on the No. 2 Blast Furnace and various other projects designed to reduce costs and increase product quality and throughput. The Company anticipates that it may incur start-up and transition costs when the rolling mill finishing stand equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

     The Company formed a limited liability company with certain unrelated parties, which in turn entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a direct ironmaking facility and associated power generation and air separation facilities. As of March 31, 1997, the Company had spent approximately $975,000 in connection with the project, which has been included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost share arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company may be required to repay some or all of the government cost share funds in the event the project is terminated.

     The Company is required to make substantial interest and dividend payments on the Senior Notes, outstanding balances under the Revolving Credit Facility and its Redeemable Preferred Stock. Currently, the Company's annual cash interest expense is approximately $39.2 million and its annual preferred stock dividends are approximately $9.5 million.

FACTORS AFFECTING FUTURE RESULTS

     The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable to the Company's future operating results that remains subject to significant uncertainty. Future pricing will be affected by several factors including the level of imports, the outcome of the Plate Trade Cases, future capacity additions and other market factors, including increased domestic plate production capacity currently coming on line.

     The short-term and long-term liquidity of the Company is also dependent upon several factors, including availability of financing, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. As stated above, pricing remains a key variable with respect to future operating results. Moreover, because of the Company's current leverage situation, its financial flexibility is limited.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On February 25, 1997, the Company filed a Verified Complaint in the Fourth Judicial District Court for Utah County, State of Utah, against Commerce & Industry Insurance Company ("Commerce & Industry"), a New York corporation, seeking recovery under the Company's policy of insurance with Commerce & Industry (the "Policy") of losses and damages to the Company's steel plant arising out of a storm-related power outage occurring on January 24, 1996 (the "Incident"). The Complaint was filed but not served on Commerce & Industry as investigation and discussion of the Company's claims was ongoing. On April 9, 1997, the Company filed and caused to be served its first Amended Verified Incident-related losses and damages properly payable under the policy in an amount to be proven at trial, as well as the Company's reasonable attorneys' fees and costs. On the same date, the Company submitted a Proof of Loss for its claims to Commerce & Industry of approximately $99 million. The claims have been and are expected to be the subject of extensive investigation and discussion and there can be no assurance that the amounts ultimately recovered through negotiation or litigation will approximate the amount of the claims asserted. As permitted by the Policy, the Company secured insurance on the deductibles under the Policy in the amount of $5 million from a separate group of insurers, all of which has been paid to the Company.

     On May 1, 1997, Commerce & Industry filed a Notice of Removal of the Action to the United States District Court for the District of Utah, Central Division. Commerce & Industry has not yet filed an answer to the First Amended Verified Complaint.

     The factual basis underlying the Company's claims is its position that the Incident caused the loss of electricity and steam necessary to operate, control and protect the Company's blast furnaces, stoves, coke batteries and other critical functions and resulted in extensive damage to nearly every part of the steel plant. The Company maintains that the Policy, which insures the Company against loss from "all risks", provides insurance coverage to the Company for the losses and damages it has suffered and is continuing to suffer on account of the Incident. The Company has submitted schedules detailing its damages and losses from the Incident in addition to cooperating fully with Commerce & Industry in its investigation of its claims. Notwithstanding the information the Company has provided to evidence the financial impact suffered by the Company as a result of the Incident, Commerce & Industry has rejected major elements of the Company's claim, including the portions of the claims dealing with the coke battery, the blast furnaces and the stoves. The Company has filed the civil action because of Commerce & Industry's refusal to fully compensate the Company for its losses. The Company is continuing to provide additional information to Commerce & Industry and is continuing discussions in an attempt to resolve the claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant held its Annual Meeting of Shareholders on February 20, 1997. The shareholders elected the following Directors to serve until the next annual meeting of shareholders: Joseph A. Cannon, Robert J. Grow, Richard D. Clayton, R.J. Shopf, Alan C. Ashton, and K. Fred Skousen.

     The shareholders voted to adopt the Geneva Steel Company 1996 Incentive Plan by a vote of 23,231,843 shares for, 1,873,598 shares against and 164,993 shares abstained.

     The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1997 by a vote of 31,852,386 shares for, 212,109 shares against, 109,794 shares abstained and 109,794 broker-non votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.
            ---------


            10.1    Geneva Steel Company 1996 Incentive             X
                    Plan

            10.2    Promissory Notes and Collateral                 X
                    Agreements Evidencing Loans from the
                    Company to Joseph A. Cannon

            27      Financial Data Schedule                         X

     (b)    Reports on Form 8-K.

     The Company did not filed any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENEVA STEEL COMPANY



                            By: /s/ DENNIS L. WANLASS
                               -------------------------------------------------
                                Vice President, Treasurer and
                                Chief Financial Officer



Dated: May 15, 1997