Form 10-Q
period 1997-06-30
GENEVA STEEL CO
filed 1997-08-14
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                 Yes X    No
                                    ---     ---

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

         13,921,574 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of July 31, 1997.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS

                                                 June 30,    September 30,
                                                   1997          1996
                                                ---------      ---------
Current assets:
     Cash and cash equivalents                  $      --      $     597
     Accounts receivable, net                      79,587         76,527
     Inventories                                   99,017         93,139
     Deferred income taxes                          8,716          7,637
     Prepaid expenses and other                    14,249         15,410
     Related party receivable                         700            250
                                                ---------      ---------
         Total current assets                     202,269        193,560
                                                ---------      ---------

Property, plant and equipment:
     Land                                           1,990          1,990
     Buildings                                     16,109         16,109
     Machinery and equipment                      633,497        600,290
     Mineral property and development costs         8,425          8,425
                                                ---------      ---------
                                                  660,021        626,814
     Less accumulated depreciation               (203,693)      (172,291)
                                                ---------      ---------
         Net property, plant and equipment        456,328        454,523
                                                ---------      ---------

Other assets                                        7,873          9,303
                                                ---------      ---------
                                                $ 666,470      $ 657,386
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

                              GENEVA STEEL COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,    September 30,
                                                1997         1996
                                             ---------    -------------
Current liabilities:
     Accounts payable                        $  53,537      $  59,575
     Accrued liabilities                        20,916         18,353
     Accrued payroll and related taxes          12,562         10,867
     Production prepayments                         --          9,763
     Accrued interest payable                   12,728          4,746
     Accrued dividends payable                  11,763          4,682
     Accrued pension and profit
         sharing costs                           1,682          2,259
                                             ---------      ---------
              Total current liabilities        113,188        110,245
                                             ---------      ---------

Long-term debt                                 404,295        388,431
                                             ---------      ---------

Deferred income tax liabilities                  9,734         10,446
                                             ---------      ---------

Redeemable preferred stock                      55,985         55,437
                                             ---------      ---------
Stockholders' equity:
     Preferred stock                                --             --
     Common stock:
         Class A                                87,979         87,979
         Class B                                10,110         10,110
     Warrants to purchase Class A
         common stock                            5,360          5,360
     Retained earnings (deficit)                (9,332)         5,077
     Class A common stock held in
         treasury, at cost                     (10,849)       (15,699)
                                             ---------      ---------
              Total stockholders' equity        83,268         92,827
                                             ---------      ---------
                                             $ 666,470      $ 657,386
                                             =========      =========



                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                      (In thousands, except per share data)

                                   (Unaudited)


                                                    1997           1996
                                                  ---------      ---------
Net sales                                         $ 194,089      $ 183,105
Cost of sales                                       173,357        173,685
                                                  ---------      ---------
     Gross margin                                    20,732          9,420

Selling, general and administrative
     expenses                                         5,467          6,871
                                                  ---------      ---------
     Income from operations                          15,265          2,549
                                                  ---------      ---------
Other income (expense):
     Interest and other income                           70            253
     Interest expense                               (10,355)        (9,305)
     Other expense                                       --           (638)
                                                  ---------      ---------
                                                    (10,285)        (9,690)
                                                  ---------      ---------
Income (loss) before provision (benefit)
     for income taxes                                 4,980         (7,141)

Provision (benefit) for income taxes                  1,018         (2,781)
                                                  ---------      ---------
Net income (loss)                                     3,962         (4,360)

Less redeemable preferred stock dividends and
     accretion for original issue discount            2,625          2,295
                                                  ---------      ---------
Net income (loss) applicable to common shares     $   1,337      $  (6,655)
                                                  =========      =========

Net income (loss) per common share                $     .08      $    (.43)
                                                  =========      =========

Weighted average common shares outstanding        $  15,831      $  15,319
                                                  =========      =========



                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                      (In thousands, except per share data)

                                   (Unaudited)


                                                    1997           1996
                                                  ---------      ---------
Net sales                                         $ 546,791      $ 509,326
Cost of sales                                       505,208        479,899
                                                  ---------      ---------
     Gross margin                                    41,583         29,427

Selling, general and administrative
     expenses                                        16,508         18,770
                                                  ---------      ---------
     Income from operations                          25,075         10,657
                                                  ---------      ---------
Other income (expense):
     Interest and other income                          299            525
     Interest expense                               (30,129)       (26,188)
     Other expense                                       --         (1,749)
                                                  ---------      ---------
                                                    (29,830)       (27,412)
                                                  ---------      ---------
Loss before benefit for income taxes                 (4,755)       (16,755)

Benefit for income taxes                             (1,804)        (6,378)
                                                  ---------      ---------
Net loss                                             (2,951)       (10,377)

Less redeemable preferred stock dividends and
     accretion for original issue discount            7,628          6,694
                                                  ---------      ---------

Net loss applicable to common shares              $ (10,579)     $ (17,071)
                                                  =========      =========

Net loss per common share                         $    (.68)     $   (1.12)
                                                  =========      =========

Weighted average common shares outstanding        $  15,598      $  15,284
                                                  =========      =========



                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                      1997          1996
                                                    --------      --------
Cash flows from operating activities:
     Net loss                                       $ (2,951)     $(10,377)
     Adjustments to reconcile net loss
         to net cash provided by (used for)
         operating activities:
         Depreciation                                 31,695        31,643
         Amortization                                  1,433         1,864
         Deferred income taxes                        (1,791)       (6,378)
         (Gain) loss on sale of equipment                 64           (45)
         (Increase) decrease in current
              assets--
              Accounts receivable, net                (3,060)      (31,484)
              Inventories                             (5,878)           31
              Prepaid expenses and other                 711       (11,604)
         Increase (decrease) in current
              liabilities--
              Accounts payable                        (6,038)       (4,872)
              Accrued liabilities                       (385)         (885)
              Accrued payroll and related taxes        2,716         2,336
              Production prepayments                  (9,763)        5,000
              Accrued interest payable                 7,982         8,426
              Accrued pension and profit
                 sharing costs                          (577)           63
                                                    --------      --------
     Net cash provided by (used for)
         operating activities                         14,158       (16,282)
                                                    --------      --------

Cash flows from investing activities:
     Purchases of property, plant and equipment      (33,584)      (23,626)
     Proceeds from sale of property, plant
         and equipment                                    21           213
     Change in other assets                               --           889
                                                    --------      --------

     Net cash used for investing activities         $(33,563)     $(22,524)
                                                    ========      ========

                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                    these condensed consolidated statements.

                              GENEVA STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in thousands)

                                   (Unaudited)


                                                         1997          1996
                                                       --------      --------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt          $ 47,285      $ 38,550
     Payments on long-term                              (31,421)      (13,028)
     Payments for deferred loan costs and
         other assets                                        (4)       (1,686)
     Change in bank overdraft                             2,948         2,162
                                                       --------      --------
     Net cash provided by
         financing activities                            18,808        25,998
                                                       --------      --------
Net decrease in cash and cash
     equivalents                                           (597)      (12,808)

Cash and cash equivalents at beginning
     of period                                              597        12,808
                                                       --------      --------
Cash and cash equivalents at end
     of period                                         $     --      $     --
                                                       ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

         Interest (net of amount capitalized)          $ 20,714      $ 16,620


Supplemental schedule of noncash financing activities:

     For the nine months ended June 30, 1997 and 1996, the Company increased redeemable preferred stock by $548 and $536, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. In addition, the Company increased the redeemable preferred stock liquidation preference by $3,690 in lieu of paying a cash dividend during the nine months ended June 30, 1996. At June 30, 1997, the Company had accrued dividends payable of $11,763.


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

(2) INVENTORIES

      Inventories were comprised of the following components:

                                          June 30,   September 30,
                                            1997         1996
                                          -------    -------------
     Raw materials                        $28,119       $31,064
     Semi-finished and finished goods      63,236        53,604
     Operating materials                    7,662         8,471
                                          -------       -------
                                          $99,017       $93,139
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

      The net income (loss) for the three and nine-month periods ended June 30, 1997 and 1996 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)   PRODUCTION PREPAYMENTS

      A production prepayment arrangement with Mannesmann has historically provided the Company with up to $8 million in added liquidity. The Company's production prepayment arrangement with Mannesmann was terminated in May 1997.

(5)   INSURANCE CLAIM RECEIVABLE

      At June 30, 1997, the Company had recorded an insurance claim receivable of $11 million for lost income associated with the January 1996 power outage, which is included in prepaid expenses and other in the accompanying consolidated financial statements. See "Part II Other Information, Item 1 Legal Proceedings."


(6)   CERTAIN RECLASSIFICATIONS

      Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                              Three Months Ended       Nine Months Ended
                                                   June 30,                 June 30,
                                              ------------------     --------------------
                                             1997       1996          1997         1996
                                             ----       ----          ----         ----
Net sales                                   100.0%      100.0%        100.0%       100.0%
Cost of sales                                89.3        94.9          92.4         94.2
                                            -----       -----        ------        -----
Gross margin                                 10.7         5.1           7.6          5.8

Selling, general and administrative
 expenses                                     2.8         3.7           3.0          3.7
                                            -----       -----         -----        -----
Income from operations                        7.9         1.4           4.6          2.1
                                            -----       -----         -----        -----

Other income (expense):
 Interest and other income                    --          0.1           0.1          0.1
 Interest expense                            (5.4)       (5.1)         (5.5)        (5.2)
 Other expense                                --         (0.3)          --          (0.3)
                                            -----       -----         -----        -----
                                             (5.4)       (5.3)         (5.4)        (5.4)
                                            -----       -----         -----        -----

Income (loss) before provision
 (benefit) for income taxes                   2.5        (3.9)         (0.8)        (3.3)
Provision (benefit) for income taxes           .5        (1.5)         (0.3)        (1.3)
                                            -----       -----         -----        -----
 Net income (loss)                            2.0%       (2.4)%        (0.5)%       (2.0)%
                                            =====       =====         =====        =====


      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                              Three Months Ended       Nine Months Ended
                                                   June 30,                 June 30,
                                              ------------------     --------------------
                                             1997       1996          1997         1996
                                             ----       ----          ----         ----

Sheet                                        27.9%       28.3%         33.3%        30.8%
Plate                                        46.7        48.5          42.7         43.0
Pipe                                         11.3         8.5           9.2          6.4
Slab                                         11.0        12.0          11.7         17.1
Non-Steel                                     3.1         2.7           3.1          2.7
                                            -----       -----         -----        -----
                                            100.0%      100.0%        100.0%       100.0%
                                            =====       =====         =====        =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

      Net sales increased 6.0% due to an increase in shipments of approximately 14,400 tons, a shift in product mix to higher-priced pipe and plate products from lower-priced slab and sheet products and an increase in overall average selling prices for the three months ended June 30, 1997 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and slab products increased by 7.7% and 2.3%, respectively, while the weighted average sales price of plate and pipe products decreased by 1.0% and 4.7%, respectively, in the three months ended June 30, 1997 compared to the same period in the previous fiscal year. The decrease in plate prices was due to continued pricing pressure from unfairly traded imports and other market factors. Shipped tonnage of plate and pipe increased approximately 6,800 tons or 2.9% and 17,000 tons or 47.7%, respectively, while shipped tonnage of sheet and slab products decreased approximately 4,800 tons or 2.7% and 4,600 tons or 4.9%, respectively, between the two periods. During the quarter a shortage of railcars caused shipments to be slightly lower than expected. Although the Company's primary rail carrier is building additional railcars over the next several months to meet the Company's increased needs, the shortage is expected to also limit shipments during the fourth fiscal quarter. Consistent with the Company's strategic objectives, plate shipments have increased, in part through utilization of outside processors to level and cut plate from coils. The Company is currently experiencing increased demand for pipe and is increasing its production of pipe. The Company continues to sell slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. The Company is currently in the process of installing the rolling mill finishing stands upgrade, which is expected to increase rolling mill throughput and product quality. In light of recent disruptions to operations caused by work on the upgrade, the Company has elected to extend the schedule for future work to reduce the ongoing impact.

      In November 1996, the Company, together with another domestic plate producer, filed anti-dumping petitions with the Department of Commerce and the International Trade Commission against imports of cut-to-length carbon plate from the Russian Federation, Ukraine, the People's Republic of China and the Republic of South Africa (the "Plate Trade Cases"). The petitions allege large dumping margins and also set forth the injury to the U.S. industry caused by dumped imports from the subject countries. In its preliminary injury determination, the International Trade Commission ("ITC") ruled unanimously in late December that dumped imports of cut-to-length carbon plate were causing or threatening to cause material injury to the domestic industry. During the quarter ended June 30, 1997, the Department of Commerce announced its preliminary determination that imports of cut-to-length steel plate from these countries were sold at significant dumping margins, and imposed substantial preliminary margins on cut-to-length steel plate imports from those countries. The Company believes that the allegations of injurious dumping will be upheld by the Commerce Department and the ITC in their respective final determinations. Failure to win the Plate Trade Cases, or a governmental settlement of the cases on terms adverse to the Company, would have a material adverse effect upon the Company. Dumped imports from countries not covered by the Plate Trade Cases continue to suppress plate prices. The Company continues to monitor plate imports from other countries as well as imports of other of its products and may file additional trade cases in the future.

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

      Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 89.3% for the three months ended June 30, 1997 from 94.9% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $9 per ton between the two periods primarily as a result of a decrease in operating costs, offset slightly by a shift in product mix to higher-cost plate and pipe products from lower-cost sheet and slab products. Operating costs decreased as a result of significant improvements in product yields and throughput rates, lower plant administrative costs and lower freight rates partially offset by production disruptions associated with the rolling mill finishing stands upgrade, higher wages and benefits and other increased costs as compared to the same quarter in the previous year.

      Depreciation costs included in cost of sales increased approximately $0.5 million for the three months ended June 30, 1997 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base resulting primarily from the No. 1 blast furnace reline.

      Selling, general and administrative expenses for the three months ended June 30, 1997 decreased approximately $1.4 million as compared to the same period in the previous fiscal year. These lower expenses resulted primarily from Company efforts to reduce administrative staff, to decrease outside services and to reduce other costs.

      Interest expense increased approximately $1.1 million during the three months ended June 30, 1997 as compared to the same period in the previous fiscal year as a result of significantly lower capitalized interest and higher levels of borrowing. The higher levels of borrowing resulted, in part, from the termination of the Company's receivables securitization facility and termination of the Company's prepayment arrangement with Mannesmann.

       In May 1996, the Company terminated its receivables securitization facility in connection with an amendment to and restatement of the Company's revolving credit facility. As a result, other expense decreased approximately $0.6 million for the three months ended June 30, 1997, as compared with the same period in the previous fiscal year.

      For the three months ended June 30, 1997, the Company utilized a net operating loss carryforward of approximately $2.3 million, which resulted in a lower provision for income taxes of approximately $875,000. As of June 30, 1997, the Company had utilized all net operating loss carryforwards for financial reporting purposes.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996

      Net sales increased 7.4% due to increased shipments of approximately 53,900 tons, a shift in product mix to higher priced plate, pipe and sheet products from lower-priced slab products and increased overall average selling prices for the nine months ended June 30, 1997 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and slab products increased by 4.6% and 0.2%, respectively, while the weighted average sales price per ton of plate and pipe products decreased by 1.8% and 2.1%, respectively, in the nine months ended June 30, 1997 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe and sheet increased approximately 50,000 tons or 8.7% , 43,700 or 56.3% and 60,000 tons or 11.2%, respectively, while shipped tonnage of slabs decreased approximately 99,800 tons or 26.9% between the two periods.

      The Company's cost of sales, as a percentage of net sales, decreased to 92.4% for the nine months ended June 30, 1997 from 94.2% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $5 per ton between the two periods primarily as a result of a shift in product mix to higher-cost plate, pipe and sheet products from lower-cost slab products as well as an increase in operating costs. Operating costs increased as a result of increased natural gas and other fuel costs, hot metal costs associated with a blast furnace reline, higher wages and benefits and other increased costs. These increased costs were partially offset by significant improvements in production yields and throughput rates.

      Depreciation costs included in cost of sales increased approximately $0.1 million for the nine months ended June 30, 1997 compared with the same period in the previous fiscal year.

      Selling, general and administrative expenses for the nine months ended June 30, 1997 decreased approximately $2.3 million as compared to the same period in the previous fiscal year. The lower expenses resulted primarily from reduced outside services and other costs.

      Interest expense increased approximately $3.9 million for the nine months ended June 30, 1997 as compared to the same period in the previous fiscal year, reflecting higher levels of borrowing, in part from the termination of the

Company's receivables securitization facility, and lower levels of capitalized interest.

      Other expense decreased approximately $1.7 million for the nine months ended June 30, 1997, as compared to the same period in the previous fiscal year as a result of the termination in May 1996 of the Company's receivables securitization facility.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the sale of equity, the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of June 30, 1997, the Company's eligible inventories and accounts receivable supported access to $111.5 million under the revolving credit facility (the "Revolving Credit Facility"). As of June 30, 1997, the Company had $79.3 million in borrowings and $8.4 million in letters of credit outstanding under the Revolving Credit Facility, leaving $23.8 million in additional borrowing availability.

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

      The Company's ability to pay cash dividends on its 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $11.8 million at June 30, 1997. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's failure to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income/loss, dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable

Preferred Stock will negatively impact quarterly earnings per share by approximately $.17 per share.

      Besides these financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $14.2 million for the nine months ended June 30, 1997, compared with net cash used for operating activities of $16.3 million for the nine months ended June 30, 1996. The sources of cash provided by operating activities during the nine months ended June 30, 1997 included depreciation and amortization of $33.1 million and an increase in accrued interest of $8.0 million. These sources of cash flow were offset in part by an increase in accounts receivable of $3.1 million, an increase in inventories of $5.9 million related to stocking inventories at the Company's outside processors, a decrease in deferred income tax liabilities of $1.8 million, a decrease in production prepayments of $9.8 million, a decrease in accounts payable and accrued liabilities of $4.3 million and a net loss of $3.0 million.

      In addition to ongoing operations, the Company's potential sources of liquidity include resolving its outstanding insurance claim associated with a January 1996 power outage. During the quarter ended June 30, 1997, the production prepayment arrangement with Mannesmann was terminated, resulting in approximately $8 million in reduced liquidity. Termination of the production prepayment arrangement does not otherwise affect Mannesmann's sales agency arrangement with the Company.

      Capital expenditures were approximately $33.6 million for the nine months ended June 30, 1997. Capital expenditures for fiscal year 1997 are estimated at $45 million, which include capital spending for its No. 1 Blast Furnace reline and No. 2 Blast Furnace repairs. Capital expenditures for the fiscal year were higher than anticipated due to increased reline costs and repairs on the No. 1 and No. 2 Blast Furnaces, respectively. The No. 1 Blast Furnace reline was completed and the furnace placed in service in early January 1997. The No. 2 Blast Furnace repairs are currently in process and are expected to be completed in September 1997. Additional capital projects for fiscal year 1997 consist of installation of certain rolling mill finishing stand equipment and various other projects designed to reduce costs and increase product quality and throughput. The Company anticipates incurring start-up and transition costs as the rolling mill finishing stand equipment is installed and implemented. Depending on market, operational, liquidity and other factors, the Company may elect further to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

      The Company has formed a limited liability company with certain unrelated parties, which in turn has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of June 30, 1997, the Company had spent approximately $1.1 million in connection with the project, which has been included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company may be required to repay some or all of the government cost share funds and expense other funds included in construction in progress in the event the project is terminated.

      The Company is required to make substantial interest and dividend payments on the Senior Notes, outstanding balances under the Revolving Credit Facility and its Redeemable Preferred Stock. Currently, the Company's annual cash interest expense is approximately $39.9 million and its annual dividends on preferred stock are approximately $10.5 million.

FACTORS AFFECTING FUTURE RESULTS

      The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable to the Company's future operating results that remains subject to significant uncertainty. Future pricing will be affected by several factors including the level of imports, the final outcome of the Plate Trade Cases, future capacity additions and other market factors such as increased domestic plate production capacity currently coming on line.

      The short-term and long-term liquidity of the Company is also dependent upon several other factors, including availability of financing, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. As stated above, pricing remains a key variable with respect to future operating results. Moreover, because of the Company's current leverage situation, its financial flexibility is limited.

      Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

      This quarterly report contains certain forward-looking statements with respect to the Company that are subject to risks and uncertainties that include, but are not limited to, those identified throughout this report, described from time to time in the Company's other Securities and Exchange Commission filings or discussed in the Company's press releases. Actual results may vary materially from expectations.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      On February 25, 1997, the Company filed a Verified Complaint in the Fourth Judicial District Court for Utah County, State of Utah, against Commerce & Industry Insurance Company ("Commerce & Industry"), a New York corporation, seeking recovery under the Company's policy of insurance with Commerce & Industry (the "Policy") of losses and damages to the Company's steel plant arising out of a storm-related power outage occurring on January 24, 1996 (the "Incident"). The Complaint was filed but not served on Commerce & Industry as investigation and discussion of the Company's claims was ongoing. On April 9, 1997, the Company filed and caused to be served its First Amended Verified Complaint asserting its claims and seeking judgement against Commerce & Industry for all Incident-related losses and damages properly payable under the policy in an amount to be proven at trial, as well as the Company's reasonable attorneys' fees and costs. On the same date, the Company submitted a Proof of Loss for its claims to Commerce & Industry of approximately $99 million. The claims have been and are expected to be the subject of extensive investigation and discussion and there can be no assurance that the amounts ultimately recovered through negotiation or litigation will approximate the amount of the claims asserted. The Company's insurance is a layered program, and therefore, the Company secured insurance on the deductibles under the Policy in the amount of $5 million from a separate group of insurers, all of which has been paid to the Company.

      On May 1, 1997, Commerce & Industry filed a Notice of Removal of the Action to the United States District Court for the District of Utah, Central Division. Commerce & Industry has not yet filed an answer to the First Amended Verified Complaint.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


      (a)      Exhibits.


      10.1       Amendment No. 1 to the Geneva Steel                       X
                 Management Employee Savings and Pension Plan, effective as of January 1 1997, dated
                 June 25, 1997

       27        Financial Data Schedule                                   X

      (b)      Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENEVA STEEL COMPANY


                                         By: \s\ Dennis L. Wanlass
                                            --------------------------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Dated: August 14, 1997