Form 10-K
period 1997-09-30
GENEVA STEEL CO
filed 1997-12-29
CIK 860192

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
        ______________.

COMMISSION FILE NO. 1-10459

                              GENEVA STEEL COMPANY
               (Exact name of Registrant as specified in charter)

           UTAH                                        93-0942346
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      10 SOUTH GENEVA ROAD
         VINEYARD, UTAH                                           84058
(Address of principal executive office)                         (Zip Code)

       Registrant's telephone number, including area code: (801) 227-9000

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
  Title of each class                               which registered
  -------------------                               ----------------
 CLASS A COMMON STOCK,                          NEW YORK STOCK EXCHANGE
      NO PAR VALUE                               PACIFIC STOCK EXCHANGE

  WARRANTS TO PURCHASE
  CLASS A COMMON STOCK                           PACIFIC STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange on November 28, 1997, was approximately $34,894,898. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of November 28, 1997, the Registrant had 14,050,515 and 19,151,348 shares of Class A and Class B Common Stock, respectively, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following documents are incorporated by reference in Parts II, III and IV of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 (Parts II and IV), and (2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998 (Part III).

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

CAPITAL PROJECTS

   Overview

            The Company has spent approximately $68 million, $26 million and $48 million on capital projects during the fiscal years ended September 30, 1995, 1996 and 1997, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization efforts. Management believes that the modernization projects completed to date have resulted in production efficiencies, increased throughput capacity and improved product quality and yield.

            The Company's capital projects are under continuous review, and depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the projected benefits of the capital projects will be fully achieved, sufficient product demand will exist for the Company's additional throughput capacity, or that the planned capital projects can be completed in a timely manner or for the amounts budgeted. Notwithstanding the completion of many capital projects, management believes that additional capital projects will be critical to the Company's long-term ability to compete.

  Capital Projects

            As a part of its capital plan, the Company has (i) completed a new continuous casting facility and related improvements, (ii) installed two Q-BOP furnaces, (iii) completed a direct rolling and large coil project, including installation of a coilbox and a 42-megawatt induction slab heating furnace, (iv) completed a wide coiled plate project, (v) installed a plasma-fired cupola ironmaking facility, (vi) installed various environmental projects, and (vii) completed various other projects. The following discussion highlights the major projects which remain to be completed.

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

            Development Venture. The Company has formed a limited liability company with certain unrelated parties, which in turn has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of September 30, 1997, the Company had spent approximately $0.9 million (net of DOE reimbursement) in connection with the project. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company will be required to repay some or all of the government cost share funds and expense other funds included in construction in progress in the event the project is terminated.

 PRODUCTS

            The Company's principal products are steel slabs and hot-rolled sheet, plate and pipe products. The Company also sells non-steel materials that are by-products of its steelmaking operations.

            The Company has a 132-inch combination continuous rolling mill, the widest of its type in the world, which gives the Company the flexibility to alter its mix of sheet and plate products in response to customer demands and changing market conditions and the opportunity to maximize utilization of the facilities. Generally, the Company manufactures products in response to specific customer orders. During fiscal year 1997, the Company increased its percentage of pipe products sold and reduced its percentage of slab products sold. Consistent with the Company's strategic objectives, plate shipments have increased as various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company sells slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue. The Company expects that slab shipments will continue to gradually decrease as rolling mill throughput improves. Product mix shifts are also determined by Geneva's product mix optimization efforts. The Company's product sales mix as a percent of net sales for fiscal years 1993 through 1997 is shown below:


                                                    1993            1994            1995            1996           1997
                                                 ----------      ----------      ----------      ----------     -----------
Sheet............................................        56%             65%             41%             30%             30%
Plate............................................        31              24              35              45              45
Pipe.............................................        10               7               6               6              10
Slab.............................................        --               1              15              16              12
Non-steel........................................         3               3               3               3               3
                                                 ----------      ----------      ----------      ----------     -----------
            Total................................       100%            100%            100%            100%            100%
                                                 ==========      ==========      ==========      ==========     ===========

            Sheet. The mill produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .096 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet, hot-rolled bands and tempered coil. Sheet is used in a variety of applications such as storage tanks, light structural components and supports and welded tubing.

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

            Slab and Non-Steel. The Company sells steel slabs when market conditions are favorable and as a means of maximizing production through the continuous caster. The Company also sells various by-products resulting from its steelmaking activities.

MARKETING; PRINCIPAL CUSTOMERS

            The Company sells its sheet and plate products primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 63% of the Company's finished product sales (excluding slabs) in fiscal year 1997. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company believes that sales of its products, either directly or through service centers or distributors, to automotive or appliance manufacturers have been immaterial. The Company has developed a broad customer base. In fiscal year 1997, the Company sold its products domestically to approximately 250 customers in 39 states and abroad through exporters to 7 customers in Canada and Mexico.

            The Company sells its ERW pipe to end-users and through distributors primarily in the western and central United States, where demand for pipe fluctuates in partial response to oil and gas industry cycles. The Company also occasionally sells products in the export market. Export sales, which generally have lower margins than domestic sales, accounted for approximately 1.3%, 0.7% and 1.4% of the Company's net sales during fiscal years 1995, 1996 and 1997, respectively.

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

            In the Central United States, the Company currently has a small share of the market. Management believes, however, that there are attractive opportunities for revenue growth in this market. Substantially all of Geneva's sales in the central United States are made through a sales arrangement with Mannesmann Pipe and Steel Corporation ("Mannesmann"), the United States steel marketing subsidiary of Mannesmann A.G., a major German industrial company. The sales arrangement entitles Mannesmann to sell the Company's products in 15 central states and to certain of the Company's customers in the Eastern United States, and to receive a variable commission on its sales. Mannesmann has an exclusive right to sell the Company's products in these areas, subject to certain exceptions. The payment terms previously provided that Mannesmann make a production prepayment of up to $15 million. The prepayment arrangement was terminated during fiscal year 1997. Mannesmann accounted for approximately 31% and 33% of the Company's net sales in fiscal years 1996 and 1997, respectively. Any termination or disruption of the Company's arrangements with Mannesmann could have a material adverse effect on the Company's results of operations and financial condition.

            The Company's strategy is to maintain its core market in the western United States, where its market position is the strongest, and to increase growth in the Midwest and Eastern regions, while focusing on profit maximization. The Company believes that service centers and distributors account for a substantially larger proportion of its sales than of sales for the industry as a whole. Demand from this customer group historically has fluctuated widely due to substantial changes in the group's inventory levels. In view of these factors, the Company intends to develop a somewhat more diverse customer base, including selected steel processors and various end-users, while retaining strong relationships with service center and distributor customers. The Company expects its modernization efforts to play a critical role in the implementation of these strategies by enabling the Company to produce higher quality products and to gain access to a wider range of customers.

            The Company generally produces steel in response to specific orders. As of November 30, 1997, the Company had estimated total orders on hand for approximately 309,000 tons compared to approximately 210,000 tons as of

November 30, 1996. The Company does not believe that its orders on hand are necessarily indicative of future operating results.

EMPLOYEES; LABOR AGREEMENT

            The Company has a workforce of approximately 2,600 full-time employees, of whom approximately 475 are salaried and approximately 2,125 are hourly. The Company's 149 operating management personnel generally have had considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 10 to 20 years. The Company's senior operating managers have an average of approximately 15 years of industry experience.

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

            Iron Ore. The Company's steelmaking process can use both iron ore and iron ore pellets. In recent years, the Company has used iron ore pellets in an effort to maximize the operating efficiencies of its blast furnaces in response to increased production needs. Iron ore pellets are generally purchased from USX, as discussed below, as well as on the spot market. The Company has iron ore deposits at mines in Utah. When used, the ore is mined by an independent contractor under claims owned by the Company and transported by railroad to the steel mill. The Company expects future costs of recovery of this ore to increase gradually as the open reserves are depleted.

            The Company has historically purchased iron ore pellets from USX. Pursuant to a five year agreement entered into as of September 1, 1994, the Company has commitments to purchase a minimum of 2,700,000 net tons in each of the fourth and fifth years of the agreement. The agreement also limits the maximum quantity of pellets USX is obligated to supply. The remainder of the Company's pellet requirements is generally purchased on the spot market. The Company may in the future elect to purchase additional amounts of pellets on a longer-term basis.

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

            Energy. The Company's steel operations consume large amounts of oxygen, electricity and natural gas. The Company purchases oxygen, nitrogen and argon from three facilities located on the Company's premises. Two of the facilities were constructed by Air Liquide America Corporation ("Air Liquide") and the third by Praxair, Inc. ("Praxair"). These facilities are capable of providing approximately 275, 800 and 550 tons of oxygen per day under contracts which expire in 2002, 2012 and 2006, respectively.

            The Company generates a portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases most of its remaining electrical requirements from Utah Power Company under a 110 megawatt interruptible power contract expiring in 2002. The contract provides for price increases tied to the cost of energy used by the utility to produce electricity. The Company has also entered into a firm power contract expiring in 2002 with Utah Power under which the Company purchases additional electrical needs. The firm contract provides for energy charges and price increases similar to the interruptible contract but also includes a significantly higher capacity charge. The Company also has other short-term contracts for additional power needs.

            Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline utilizing firm and interruptible transportation contracts. The Rocky Mountain region has substantial natural gas reserves.

            Other. The Company's mill can be served by both the Burlington Northern Santa Fe Railroad ("BNSF") and the Union Pacific Railroad Company ("UP"). The Company believes that it is one of the largest western customers of the UP railroad. The Company's location in the western United States facilitates backhauling, which reduces freight costs. In connection with the merger of the UP and Southern Pacific Transportation Company, the Company negotiated a long-term transportation contract with the UP intended to maintain a competitive rate structure. The Company has experienced and continues to experience a shortage of railcars which has adversely impacted operating results. See Management's Discussion and Analysis of Financial Condition and Results of Operations. The terms of the contract, together with certain merger conditions, permit the Company to seek bids from the BNSF for a portion of its transportation needs. The Company also owns mining claims in a limestone quarry located approximately 30 miles from the Company's plant. The limestone is mined by the Company and transported by railroad to the mill.

            The Company uses scrap metal obtained from its own operations and external sources in its steelmaking process. As the Company increases its production volume or improves yields, management anticipates that increased amounts of scrap will be purchased.

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

            Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills use ferrous scrap metal as their basic raw material and serve regional markets. These operations traditionally produced lower margin, commodity type steel goods such as bars, rods and structural products. A number of mini-mills, however, produce plate, coil and pipe products that compete directly with the Company's products. Three mini-mills have been completed that produce wide plate in coil form, thereby competing with products produced by the Company. Thin slab/direct rolling techniques have also allowed mini-mills to produce some of the types of sheet products that have traditionally been supplied by integrated producers. Several competitors have constructed or are constructing mini-mill facilities that are expected to significantly increase domestic steel production and thereby further increase competition.

            Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against several other currencies as well as the strength of the United States economy relative to foreign economies. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. Domestic pricing for all of the Company's products has been adversely affected by unfairly traded imports. In November 1996, the Company, together with another domestic plate producer, filed anti-dumping petitions with the Department of Commerce and the International Trade Commission ("ITC") against imports of cut-to-length carbon plate from the Russian Federation, Ukraine, the Peoples' Republic of China and the Republic of South Africa (the "Plate Trade Cases"). The petitions alleged large dumping margins and also set forth the injury to the U.S. industry caused by dumped imports from the subject countries. The United States Department of Commerce issued a final affirmative determination of dumping for each country in

October 1997, finding substantial dumping margins on cut-to-length steel plate imports from those countries. In December 1997, the International Trade Commission ("ITC") voted unanimously that the United States industry producing cut-to-length carbon steel plate was injured due to imports of dumped cut-to-length plate from the People's Republic of China, the Russian Federation, Ukraine and South Africa. The United States has negotiated suspension agreements that have become effective due to the affirmative injury determination by the ITC. Those agreements will limit imports of cut-to-length carbon steel plate from the four countries to a total of approximately 440,000 tons per year for the next five years, a reduction of about two-thirds from 1996 import levels, and provide for an average 10-15% increase in import prices to remove the injurious impact of the imports. Any violation or abrogation of the suspension agreements will result in immediate imposition of the dumping duties found by the Commerce Department. Dumped imports from countries not covered by the Plate Trade Cases continue to suppress plate prices. The Company continues to monitor cut-to-length plate imports from other countries as well as imports of other of its products and may file additional trade cases in the future. The Company has also filed a civil lawsuit in Federal District Court against two defendants which the Company believes have facilitated the importation of dumped plate products. Existing trade laws and regulations may be inadequate to prevent unfair trade practices whereby imports could pose increasing problems for the domestic steel industry and the Company.

ENVIRONMENTAL MATTERS

            Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharge, and solid and hazardous waste disposal.

            The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $2.3 million for environmental capital improvements in fiscal years 1998 and 1999. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

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


ITEM 3.  LEGAL PROCEEDINGS.

            On February 25, 1997, the Company filed a complaint in the Fourth Judicial District Court for Utah County, State of Utah, against Commerce & Industry Insurance Co. ("C&I"), a New York corporation. A First Amended Complaint was filed and served on April 9, 1997, alleging that C&I had breached its insurance contract with Geneva by failing to pay on Geneva's claim for the loss it incurred on January 25 and 26, 1996 when it lost its internal generator. C&I removed the case to the United States District Court for the District of Utah on May 1, 1997. Upon C&I's formal request for additional investigation, Geneva stipulated with C&I on June 6, 1997, to stay the litigation until October 31, 1997, to provide C&I additional time to review documents and interrogate witnesses. That investigation continued until September, 1997. During early October, Geneva had several meetings with C&I in an attempt to resolve the case and assess the strength of the case.

            On October 15, 1997, C&I provided a formal response to the claim in which it declined coverage as an excluded peril under the policy, relying on, among other defenses, an exclusion for "power, heating or cooling failure."

            Pursuant to the June 1997 stipulation, C&I answered the First Amended Complaint on October 31, 1997, denying most of the substantive factual allegations in the First Amended Complaint and asserting as an affirmative defense, among others, that Geneva's loss was excluded from coverage. On November 24, 1997, Geneva filed a Second Amended Complaint against C&I, adding claims seeking relief for breach of contractual implied covenant of good faith and fair dealing, and bad faith--intentional and outrageous tortious conduct and oppression. C&I's answer or other response to the Second Amended Complaint must be filed December 26, 1997. Geneva requested the Court to require that discovery be completed within approximately six months and the trial be held as soon thereafter as the Court's schedule would allow. C&I requested the Court to allow discovery until June 1, 1999 and require that the case be ready for trial after October 1, 1999. At a Scheduling Conference held on November 21, 1997, the Court set trial beginning July 2, 1999. The Court has set May 1, 1998 as a deadline for dispositive motions on initial coverage issues and required that all discovery be completed by January 15, 1999. The parties are presently involved in resolving discovery issues and proceeding with discovery. The Company intends vigorously to pursue its claims.

            In addition to the matters described under Item 1. "Business--Environmental Matters" and the insurance claim described above, the Company is a party to routine legal proceedings incidental to its business. In the opinion of management, after consultation with its legal counsel, none of the proceedings to which the Company is currently a party to are expected to have a material adverse effect on the Company's financial condition or results of operation.


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

Fiscal Year Ended September 30, 1996                       HIGH                 LOW

      First Quarter ended December 31                       $8                  $6 3/8
      Second Quarter ended March 31                          8 1/4               5 1/8
      Third Quarter ended June 30                            7 1/8               5 1/4
      Fourth Quarter ended September 30                      5 1/2               3 1/8

Fiscal Year Ended September 30, 1997                       HIGH                 LOW

      First Quarter ended December 31                       $4 1/2              $2 3/4
      Second Quarter ended March 31                          3 5/8               2
      Third Quarter ended June 30                            3 1/2               2 1/4
      Fourth Quarter ended September 30                      4 1/4               2 5/8

            As of November 28, 1997, the Company had 14,050,515 shares of Class A Common Stock outstanding, held by 644 stockholders of record, and 19,151,348 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

            The information required by this Item is incorporated by reference to pages 4 through 5 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information required by this Item is incorporated by reference to pages 6 through 14 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The information required by this Item is incorporated by reference to pages 15 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Nominees for Election as Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION.

            The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this Item is incorporated by reference to the section entitled, "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

        (a)     Documents Filed:

                1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference in Item 8 of this Report:

                        -       Report of Independent Public Accountants

                        - Consolidated Balance Sheets at September 30, 1997 and 1996

                        - Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995

                        - Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995

                        - Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

                        -       Notes to Consolidated Financial Statements

                2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

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

        (b)     Reports on Form 8-K

                None.

        (c)     Exhibits


   EXHIBIT                                                                                       INCORPORATED     FILED
     NO.                                    EXHIBIT                                              BY REFERENCE    HEREWITH
-------------       -------------------------------------------------------------------------    ------------    --------
     3.1            Revised Articles of Incorporation of the Registrant                              (1)
     3.2            Articles of Amendment dated February 17, 1993 to the Registrant's                (2)
                    Revised Articles of Incorporation
     3.3            Articles of Amendment dated March 12, 1993 to the Registrant's                   (3)
                    Revised Articles of Incorporation
     3.4            Restated Bylaws of the Registrant dated March 12, 1993                           (2)
     4.1            Specimen Certificate of the Registrant's Class A Common Stock, no                (1)
                    par value
     4.2            Specimen Certificate of the Registrant's Series B Preferred Stock,               (4)
                    no par value
     4.3            Rights Agreement dated as of May 19, 1997, between Registrant and                (5)
                    Rights Agent
    10.1            Asset Sales Agreement between USX and the Registrant dated as of                 (1)
                    June 26, 1987, as Amended and Restated August 31, 1987
    10.2            Registration Rights Agreement among the signatories listed on the                (1)
                    signature pages thereof and the Registrant dated November 6, 1989
    10.3            License Agreement between ENSR Corporation and the Registrant                    (1)
                    dated December 8, 1988
    10.4            Second Amended and Restated Revolving Credit Agreement among                     (6)
                    the Registrant, the Lender Parties named therein, Citicorp U.S.A.,
                    Inc. and Heller Financial Inc., dated May 14, 1996.
    10.5            Second Amended and Restated Security Agreement dated May 14,                     (6)
                    1996.
    10.6            Amended and Restated Sales Representation Agreement between                      (6)
                    Mannesmann Pipe & Steel Corporation and the Registrant dated
                    April 1, 1996.
    10.7            Geneva Steel Key Employee Plan*                                                  (7)
    10.8            Amendment to Geneva Steel Key Employee Plan dated May 12,                        (8)
                    1991*
    10.9            Form of Non-Statutory Stock Option Agreement*                                    (1)
    10.10           Management Employee Savings and Pension Plan, as Amended and                     (9)
                    Restated generally effective January 1, 1994, dated as of July 3,
                    1995*
    10.11           Amendment No. 1 to the Geneva Steel Management Employee                          (10)
                    Savings and Pension Plan, effective as of January 1, 1997, dated
                    June 25, 1997.
    10.12           Form of revised Executive Split Dollar Insurance Agreement*                      (11)
    10.13           Form of revised Executive Supplemental Retirement Agreement*                     (11)

   EXHIBIT                                                                                       INCORPORATED     FILED
     NO.                                    EXHIBIT                                              BY REFERENCE    HEREWITH
-------------       -------------------------------------------------------------------------    ------------    --------
    10.14           Union Employee Savings and Pension Plan, as Amended and                                          X
                    Restated effective January 1, 1995, dated as of August 13, 1997*
    10.15           Collective Bargaining Agreement between United Steelworkers of                   (12)
                    America and the Registrant ("Collective Bargaining Agreement")
                    dated March 1, 1995*
    10.16           Agreement between Union Carbide Industrial Gases, Inc. and the                   (7)
                    Registrant dated July 12, 1990, as amended August 3, 1990 (the
                    "Union Carbide Agreement")
    10.17           Amendment to the Union Carbide Agreement dated December 1,                       (11)
                    1992
    10.18           Oxygen Supply Agreement between Air Liquide America                                              X
                    Corporation and the Registrant dated June 10, 1997
    10.19           Coilbox License Agreement between Stelco Technical Services                      (1)
                    Limited and the Registrant dated August 23, 1989
    10.20           License Agreement for the K-OBM Process between                                  (1)
                    Klockner Contracting and Technologies GmbH and the Registrant
                    dated November 25, 1989
    10.21           Special Use Lease Agreement No. 897 between the State of Utah                    (11)
                    and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992
    10.22           Indenture dated as of January 15, 1994 between the Registrant and                (13)
                    Bankers Trust Company, as Trustee, including a form of 9 1/2%
                    Senior Note due 2004
    10.23           Indenture dated as of March 15, 1993 between the Registrant and                  (3)
                    The Bank of New York, as Trustee, including a form of 11 1/8%
                    Senior Note due 2001
    10.24           License Agreement relating to the desulfurization process between                (1)
                    BS&B Engineering Company, Inc. and the Registrant dated March
                    1, 1990
    10.25           Lo-Cat(R)Licensing Agreement between ARI Technologies, Inc. and                  (7)
                    the Registrant dated April 16, 1990
    10.26           Agreement relating to the closure of hazardous waste surface                     (7)
                    impoundments between USX Corporation, the Registrant and
                    Duncan Lagnese Associates, Incorporated dated October 22, 1990
    10.31           Agreement for Sale and Purchase of Coke between the Registrant                   (14)
                    and Pacific Basin Resources (a division of Oxbow Carbon and
                    Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
                    Agreement")
    10.32           First Amendment to the Oxbow Coke Agreement dated April 11,                      (15)
                    1996
    10.33           Agreement for the Sale and Purchase of Coal between the Registrant               (16)
                    and Oxbow Carbon and Minerals, Inc. dated February 19, 1996, effective as of April 1, 1994
    10.34           Warrant Agreement dated as of March 16, 1993 between the                         (2)
                    Registrant and The Bank of New York, as Warrant Agent
    10.35           Form of Indenture between the Registrant and the Trustee thereunder              (3)
                    related to the Exchange Debentures, including a form of Exchange
                    Debenture

   EXHIBIT                                                                                       INCORPORATED     FILED
     NO.                                    EXHIBIT                                              BY REFERENCE    HEREWITH
-------------       -------------------------------------------------------------------------    ------------    --------
    10.36           Taconite Pellet Sales Agreement between USX Corporation and                      (12)
                    Geneva Steel dated May 31, 1995
    10.37           First Amendment to Taconite Pellet Sales Agreement between USX                                   X
                    Corporation and the Registrant dated July 25,1997.
    10.38           Industrial Gas Supply Agreement between Air Liquide America                      (12)
                    Corporation and Geneva Steel dated June 8, 1995.
    10.39           Geneva Steel Company 1996 Incentive Plan*                                        (17)
    10.40           Form of Employment Agreement between Registrant and Certain
                    Executive Officers.                                                                              X
     13             Selected portions of the Registrant's Annual Report to Shareholders                              X
                    for the year ended September 30, 1997 which are incorporated by reference in Parts II and IV of this Report
     23             Consent of Arthur Andersen LLP, independent public accountants                                   X
     27             Financial Data Schedule                                                                          X

----------

                *       Management contract or compensatory plan or arrangement.

                (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

                (2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

                (3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

                (4) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

                (5) Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form 8-A filed on November 21, 1997.

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

                (10) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                (11) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

                (12) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

                (13) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

                (14) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

                (15) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                (16) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

                (17) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

        (d)     Financial Statement Schedule

                See page 17 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geneva Steel Company:

            We have audited in accordance with generally accepted auditing standards, the consolidated financial statements incorporated by reference in
Item 8 of this Form 10-K, and have issued our report thereon dated October 29, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 29, 1997

                              GENEVA STEEL COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                             (Dollars in Thousands)


                                                                 Additions
                                        Balance at              Charged to            Deductions,          Balance
                                         Beginning               Costs and              Net of              at End
Description                               of Year                 Expenses            Recoveries           of Year
-----------                             ----------              ----------            -----------          -------

Year Ended September 30, 1997
   Allowance for doubtful accounts        $4,031                  $6,558                $(6,025)            $4,564
                                          ======                  ======                =======             ======

Year Ended September 30, 1996
   Allowance for doubtful accounts        $2,012                  $8,616                $(6,597)            $4,031
                                          ======                  ======                =======             ======


Year Ended September 30, 1995
   Allowance for doubtful accounts        $3,113                  $5,138                $(6,239)            $2,012
                                          ======                  ======                =======             ======

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 26, 1997.

                                   GENEVA STEEL COMPANY


                                   By: /s/ Joseph A. Cannon
                                       ----------------------------------------
                                       Joseph A. Cannon, Chairman of the Board
                                       and Chief Executive Officer

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

                Signature                                 Title                                          Date
                ---------                                 -----                                          ----

/s/ Joseph A. Cannon                  Chairman of the Board and Chief                             December 26, 1997
------------------------------------    Executive Officer (Principal executive officer)
Joseph A. Cannon


/s/ Robert J. Grow                    President and Chief Operating                               December 26, 1997
------------------------------------    Officer and Director
Robert J. Grow



/s/ Richard D. Clayton                Senior Vice President of Marketing                          December 26, 1997
------------------------------------   and Distribution and Director
Richard D. Clayton



/s/ Dennis L. Wanlass                 Vice President, Treasurer and Chief                         December 26, 1997
------------------------------------    Financial Officer
Dennis L. Wanlass                       (Principal financial and accounting officer)


/s/ Alan C. Ashton                    Director                                                    December 26, 1997
------------------------------------
Alan C. Ashton



/s/ K. Fred Skousen                   Director                                                    December 26, 1997
------------------------------------
K. Fred Skousen



/s/ R. J. Shopf                       Director                                                    December 26, 1997
------------------------------------
R. J. Shopf



/s/ Kevin S. Flannery                 Director                                                    December 26, 1997
------------------------------------
Kevin S. Flannery



/s/ Gregory T. Hradsky                Director                                                    December 26, 1997
------------------------------------
Gregory T. Hradsky