Form 10-Q
period 1997-12-31
GENEVA STEEL CO
filed 1998-02-13
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

      14,155,518 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of January 31, 1998.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                               December 31,   September 30,
                                                  1997            1997
                                                ---------       ---------
Current assets:
    Cash and cash equivalents                    $   --          $   --
    Accounts receivable, net                       73,012          60,163
    Inventories                                   109,784         100,081
    Deferred income taxes                           5,340           3,059
    Prepaid expenses and other                      3,301           5,291
    Related party receivable                          123             753
                                                ---------       ---------
        Total current assets                      191,560         169,347
                                                ---------       ---------

Property, plant and equipment:
    Land                                            1,990           1,990
    Buildings                                      16,109          16,109
    Machinery and equipment                       650,639         645,807
    Mineral property and development costs          8,425           8,425
                                                ---------       ---------
                                                  677,163         672,331
    Less accumulated depreciation                (225,808)       (214,016)
                                                ---------       ---------
        Net property, plant and equipment         451,355         458,315
                                                ---------       ---------

Other assets                                       17,930          18,408
                                                ---------       ---------
                                                $ 660,845       $ 646,070
                                                =========       =========


            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December 31,   September 30,
                                               1997            1997
                                            ---------       ---------
Current liabilities:
    Accounts payable                        $  57,564       $  46,348
    Accrued liabilities                        23,688          23,671
    Accrued payroll and related taxes          10,047          11,715
    Accrued dividends payable                  16,906          14,290
    Accrued interest payable                   13,037           4,559
    Accrued pension and profit
        sharing costs                           1,436           1,701
                                            ---------       ---------
            Total current liabilities         122,678         102,284
                                            ---------       ---------


Long-term debt                                398,894         399,906
                                            ---------       ---------

Deferred income tax liabilities                 5,505           5,108
                                            ---------       ---------

Redeemable preferred stock                     56,355          56,169
                                            ---------       ---------

Stockholders' equity:
    Preferred stock                              --              --
    Common stock:
        Class A                                87,979          87,979
        Class B                                10,110          10,110
    Warrants to purchase Class A
        common stock                            5,360           5,360
    Accumulated deficit                       (18,001)        (11,399)
    Class A common stock held in
        treasury, at cost                      (8,035)         (9,447)
                                            ---------       ---------
            Total stockholders' equity         77,413          82,603
                                            ---------       ---------
                                            $ 660,845       $ 646,070
                                            =========       =========



            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                      (In thousands, except per share data)

                                   (Unaudited)


                                                     1997            1996
                                                   ---------       ---------
Net sales                                          $ 181,513       $ 169,741
Cost of sales                                        169,720         156,811
                                                   ---------       ---------

    Gross margin                                      11,793          12,930

Selling, general and administrative
    expenses                                           5,892           5,636
                                                   ---------       ---------

    Income from operations                             5,901           7,294
                                                   ---------       ---------

Other income (expense):
    Interest and other income                             84             175
    Interest expense                                 (10,271)         (9,702)
                                                   ---------       ---------
                                                     (10,187)         (9,527)
                                                   ---------       ---------

Loss before benefit for income taxes                  (4,286)         (2,233)

Benefit for income taxes                              (1,571)           (823)
                                                   ---------       ---------

Net loss                                              (2,715)         (1,410)

Less redeemable preferred stock dividends and
    accretion for original issue discount              2,801           2,461
                                                   ---------       ---------

Net loss applicable to common shares               $  (5,516)      $  (3,871)
                                                   =========       =========

Basic and diluted net loss per common share        $    (.35)      $    (.25)
                                                   =========       =========

Weighted average common shares outstanding            15,943          15,479
                                                   =========       =========


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                      1997           1996
                                                    --------       --------
Cash flows from operating activities:
    Net loss                                        $ (2,715)      $ (1,410)
    Adjustments to reconcile net loss
        to net cash provided by
        operating activities:
        Depreciation                                  11,797          9,964
        Amortization                                     478            478
        Deferred income taxes                         (1,884)          (811)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                  (12,849)         4,844
           Inventories                                (9,703)        (5,675)
           Prepaid expenses and other                  2,620          4,841
        Increase (decrease) in current
           liabilities--
           Accounts payable                           11,216         (6,403)
           Accrued liabilities                          (152)        (2,113)
           Accrued payroll and related taxes          (1,341)          (417)
           Production prepayments                       --            5,237
           Accrued interest payable                    8,478          8,202
           Accrued pension and profit
              sharing costs                             (265)          (897)
                                                    --------       --------

    Net cash provided by operating
        activities                                     5,680         15,840
                                                    --------       --------

Cash flows from investing activities:
    Purchases of property, plant and equipment      $ (4,841)      $(13,099)
                                                    --------       --------


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)

                                   (Unaudited)


                                                   1997           1996
                                                  -------       --------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt      $ 4,263       $ 18,218
    Payments on long-term debt                     (5,274)       (23,431)
    Change in bank overdraft                          168          1,879
    Other                                               4             (4)
                                                  -------       --------

    Net cash used for financing activities           (839)        (3,338)
                                                  -------       --------

Net decrease in cash and cash
    equivalents                                      --             (597)

Cash and cash equivalents at beginning
    of period                                        --              597
                                                  ------       ---------
Cash and cash equivalents at end
    of period                                     $  --        $     --
                                                  ======       =========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

        Interest (net of amount capitalized)      $1,315       $   1,022


Supplemental schedule of noncash financing activities:

    For the three months ended December 31, 1997 and 1996, the Company increased the redeemable preferred stock by $185 and $182, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At December 31, 1997, the Company had accrued dividends payable of $16,906.



            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)         INTERIM CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements of Geneva Steel Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(2)         INVENTORIES

     Inventories were comprised of the following components (dollars in thousands):

                                                  December 31,  September 30,
                                                     1997            1997
                                                   --------        --------
     Raw materials                                 $ 27,292        $ 26,783
     Semi-finished and finished goods                75,252          65,406
     Operating materials                              7,240           7,892
                                                   --------        --------

                                                   $109,784        $100,081
                                                   ========        ========


(3)         BASIC AND DILUTED NET LOSS PER COMMON SHARE

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. This statement specifies requirements for computation, presentation and disclosure of earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS and replaces the presentations of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. As required, the Company restated the prior period EPS data, resulting in no adjustment.

     Basic and diluted net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding as the Class B common stock is convertible to Class A common stock at this same rate.

     The net loss for the three-month periods ended December 31, 1997 and 1996 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(4)      RELATED PARTY TRANSACTION

     On October 17 and December 17, 1997, the Company's Chief Executive Officer paid $240,000 and $400,000, respectively, on his note with the Company. At December 31, 1997, the amount remaining on the note was approximately $123,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                                    Three Months Ended
                                                       December 31,
                                                    ------------------
                                                    1997         1996
                                                    -----        -----
Net sales                                           100.0%       100.0%
Cost of sales                                        93.5         92.4
                                                    -----        -----
Gross margin                                          6.5          7.6

Selling, general and administrative expenses          3.2          3.3
                                                    -----        -----
Income from operations                                3.3          4.3
                                                    -----        -----

Other income (expense):
 Interest and other income                            0.1          0.1
 Interest expense                                    (5.7)        (5.7)
                                                    -----        -----
                                                     (5.6)        (5.6)
                                                    -----        -----

Loss before benefit for income taxes                 (2.3)        (1.3)
Benefit for income taxes                             (0.8)        (0.5)
                                                    -----        -----

 Net loss                                            (1.5)%       (0.8)%
                                                    =====        =====


     The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                                      Three Months Ended
                                                        December 31,
                                                    ------------------
                                                     1997        1996
                                                    -----        -----
Plate                                                53.2%        39.6
Sheet                                                20.6         38.6
Pipe                                                 12.9          8.5
Slab                                                 11.1         10.6
Non-Steel                                             2.2          2.7
                                                    -----        -----
                                                    100.0%       100.0%
                                                    =====        =====

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

     Net sales increased 6.9% due to a shift in product mix to higher-priced plate and pipe products from lower-priced sheet products and an increase in shipments of approximately 24,000 tons, offset in part by decreased overall average selling prices for the three months ended December 31, 1997 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, sheet and slab products decreased by 2.8%, 1.6% and 0.5%, respectively, while the weighted average sales price of pipe increased by 6.1% in the three months ended December 31, 1997 compared to the same period in the previous fiscal year. The overall decrease in prices was due to pricing pressure resulting from certain unfairly traded imports, an increase in domestic hot-rolled capacity as well as other market factors. Shipped tonnage of plate, pipe and slab products increased approximately 86,100 tons or 48.0%, 18,500 tons or 52.6% and 10,600 tons or 14.0%, respectively, while shipped tonnage of sheet products decreased approximately 91,200 tons or 42.7%, between the two periods. During the quarter ended December 31, 1997, a shortage of railcars increased costs and caused shipments to be slightly lower than expected. The Company's primary rail carrier is building additional railcars and taking other steps to improve its service to the Company. Based in part upon an anticipated increase in railcar availability, the Company expects shipments to increase in the second quarter of fiscal year 1998. Consistent with the Company's strategic objectives, plate shipments have increased, in part through utilization of outside processors to level and cut plate from coils. The Company has experienced increased demand for pipe and continues to produce pipe at an increased level. The Company continues to sell slabs to maximize production from the continuous caster while efforts to increase rolling mill throughput continue.

     The Company is currently in the process of installing the rolling mill finishing stand upgrades, which are expected to increase rolling mill throughput and product quality. Upgrades on four of the six finishing stands have been completed. Even with completion of the fourth finishing stand during January 1998, the Company achieved record monthly production for hot-rolled tons. The Company expects to complete work on the final two finishing stands during the second quarter of fiscal year 1998. Nevertheless, the Company may experience operational disruptions during the final stages of completing and fully implementing the project.

     Demand for the Company's plate products remains very strong, and overall demand for pipe is stable. Given the Company's selective approach to coiled sheet sales, price realization for coiled sheet has remained relatively stable. Based on current orders, the Company anticipates that overall price realization will increase in the second quarter of fiscal year 1998. Future demand for the Company's products could be adversely affected by, among other things, increased imports, additions to domestic production capacity or a slowing in the U.S. economy. The Company's recent successful completion of the cut-to- length plate cases and the implementation of suspension agreements against such plate imports from China, Russia, Ukraine and South Africa have reduced imports from these countries. Imports from other countries, however, continue to adversely affect operating results. The Company continues to monitor cut-to- length plate imports from other countries as well as imports of other of its products and may file additional trade cases in the future.

     Domestic competition remains intense and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic plate and sheet markets. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

     Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 93.5% for the three months ended December 31, 1997 from 92.4% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $10 per ton between the two periods, primarily as a result of a shift in product mix to higher-cost plate and pipe products from lower-cost sheet products, as well as an increase in operating costs. Operating costs increased as a result of production disruptions relating to the rolling mill finishing stand modernization project, increased depreciation expense, increased costs for severance and health insurance associated with the Company's recent layoffs described below, higher wages and benefits and other increased costs. The increased costs were offset in part by reduced freight rates.

     Depreciation costs included in cost of sales increased approximately $1.8 million for the three months ended December 31, 1997 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base as a result of completion of relines and repairs to blast furnaces no. 1 and no. 2.

     On January 15, 1998, the Company announced layoffs of 100 staff and support personnel, approximately one-third of such employees. An additional 80 wage employees have or will be laid off as a result of suspending operations of the Company's heavy gauge shear line and foundry. The layoffs are one of several steps being taken by the Company to improve short and long-term operating results. In connection with the layoffs, the Company accrued a liability of approximately $900,000 during the first quarter of fiscal 1998.

     Selling, general and administrative expenses for the three months ended December 31, 1997 increased approximately $0.3 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from severance and health insurance liabilities associated with the Company's recent layoffs.

     Interest expense increased approximately $0.6 million during the three months ended December 31, 1997 as compared to the same period in the previous fiscal year as a result higher levels of borrowing.

     For the three months ended December 31, 1997 and 1996, the Company recognized a benefit for income taxes by carrying back the loss against income from a prior period. As of December 31, 1997, the Company is able to recognize a benefit for carryback of approximately $0.4 million of future losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the sale of equity, the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of December 31, 1997, the Company's eligible inventories and accounts receivable supported access to $113.8 million under the revolving credit facility (the "Revolving Credit Facility"). As of December 31, 1997, the Company had $74.2 million in borrowings and $9.9 million in letters of credit outstanding under the Revolving Credit Facility, leaving $29.7 million in additional borrowing availability.

     The terms of the Revolving Credit Facility and of the Company's 111/8% senior notes issued in March 1993 and 9 1/2% senior notes issued in February, 1994 (collectively the "Senior Notes") include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Senior Notes also include, among others, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, limitations on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. In the event of a change in control, the Company must offer to purchase all Senior Notes then outstanding at a premium.

     The Company's ability to pay cash dividends on its 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $16.9 million at December 31, 1997. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income (loss), dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable Preferred Stock will negatively impact quarterly earnings per share by approximately $.18 per share.

     Besides these financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $5.7 million for the three months ended December 31, 1997, as compared with net cash provided by operating activities of $15.8 million for the three months ended December 31, 1996. The sources of cash provided by operating activities during the three months ended December 31, 1997, included depreciation and amortization of $12.3 million, an increase in accounts payable of $11.2 million and an increase in accrued interest of $8.5 million. These sources of cash flow were offset in part by an increase in inventories of $9.7 million, an increase in accounts receivable of $12.8 million, a decrease in the net deferred tax liability of $1.9 million and a net loss of $2.7 million.

     Capital expenditures were $4.8 million for the three months ended December 31, 1997. Capital expenditures for fiscal year 1998 are estimated at approximately $39.0 million, which includes completion of the rolling mill finishing stand modernization project, implementation of new business and financial software and various other projects designed to reduce costs and increase product quality and throughput. The Company anticipates that it may incur significant start-up and transition costs as the remaining rolling mill finishing stand equipment is installed and implemented. The Company has selected and started the implementation of SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issue inherent in its legacy systems. The implementation is currently estimated to cost $8.0 to $10.0 million with implementation over a two-year period. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

     The Company has formed a limited liability company with certain unrelated parties, which in turn has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of December 31, 1997, the Company had spent (net of DOE reimbursement) approximately $0.7 million in connection with the project, which has been included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company will be required to repay some or all of the government cost share funds and expense other funds included in construction in progress in the event the project is terminated.

     The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $39.6 million and its annual preferred stock dividends are approximately $10.6 million.

     The Company's labor agreement with the United Steelworkers of America expires as of March 31, 1998. The Company has begun negotiations with Union representatives in anticipation of reaching a new agreement prior to March 31, 1998. The Company is currently unable to predict the effect such negotiations will have on the Company's operations and financial condition.

FACTORS AFFECTING FUTURE RESULTS

     This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to obtain railcars, to increase shipments to the expected levels, the Company's objective to increase higher-margin plate and pipe product mix while reducing lower-margin slab sales, the successful implementation of the rolling mill finishing stands upgrade which is expected to increase production throughput and product quality, the Company's ability to compete with the additional production capacity being added in the domestic plate and sheet markets, the Company's ability to monitor and control the level of unfairly traded imports and their effect on the domestic market, the successful resolution of the labor negotiations, the expected adequacy of cash resources including additional borrowing availability and any other statements contained herein to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

     The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels, production efficiencies and railcar availability. The Company has efforts underway to increase throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable to the Company's future operating results that remains subject to significant uncertainty. Future pricing will be affected by several factors including the level of imports, future capacity additions, product demand and other market factors such as the increased domestic plate production capacity currently coming on line.

     The short-term and long-term liquidity of the Company also is dependent upon several other factors, including availability of capital, foreign currency fluctuations, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provide sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. Moreover, because of the Company's current leverage situation, its financial flexibility is limited.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits.


   Exhibit                                                            Filed
   Number                           Exhibit                          Herewith
   ------                           -------                          --------
     27                     Financial Data Schedule                     X

     (b) Reports on Form 8-K.

     On November 15, 1997, the Company filed a current report on Form 8-K to report a dividend of one preferred share purchase right to the holders of the Class A and Class B Common Stock.

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



Dated:  February 13, 1998