Form 10-Q
period 1998-03-31
GENEVA STEEL CO
filed 1998-05-15
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         14,293,864 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of April 30, 1998.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS
                                                   March 31,       September 30,
                                                     1998              1997
                                                   ---------         ---------
Current assets:
     Cash and cash equivalents                     $      --         $      --
     Accounts receivable, net                         79,625            60,163
     Inventories                                     113,839           100,081
     Deferred income taxes                            10,094             3,059
     Prepaid expenses and other                        3,856             5,291
     Related party receivable                            126               753
                                                   ---------         ---------
         Total current assets                        207,540           169,347
                                                   ---------         ---------

Property, plant and equipment:
     Land                                              1,990             1,990
     Buildings                                        16,119            16,109
     Machinery and equipment                         657,153           645,807
     Mineral property and development costs            8,425             8,425
                                                   ---------         ---------
                                                     683,687           672,331
     Less accumulated depreciation                  (236,900)         (214,016)
                                                   ---------         ---------
         Net property, plant and equipment           446,787           458,315
                                                   ---------         ---------

Other assets                                          17,452            18,408
                                                   ---------         ---------
                                                   $ 671,779         $ 646,070
                                                   =========         =========


          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,     September 30,
                                                   1998             1997
                                                ---------         ---------
Current liabilities:
     Accounts payable                           $  49,981         $  46,348
     Accrued liabilities                           17,686            23,671
     Accrued payroll and related taxes             11,403            11,715
     Accrued dividends payable                     19,613            14,290
     Accrued interest payable                       4,874             4,559
     Accrued pension and profit
         sharing costs                              1,326             1,701
                                                ---------         ---------
              Total current liabilities           104,883           102,284
                                                ---------         ---------


Long-term debt                                    419,616           399,906
                                                ---------         ---------

Deferred income tax liabilities                    12,478             5,108
                                                ---------         ---------

Redeemable preferred stock                         56,541            56,169
                                                ---------         ---------

Stockholders' equity:
     Preferred stock                                   --                --
     Common stock:
         Class A                                   87,979            87,979
         Class B                                   10,110            10,110
     Warrants to purchase Class A
         common stock                               5,360             5,360
     Accumulated deficit                          (19,293)          (11,399)
     Class A common stock held in
         treasury, at cost                         (5,895)           (9,447)
                                                ---------         ---------
              Total stockholders' equity           78,261            82,603
                                                ---------         ---------
                                                $ 671,779         $ 646,070
                                                =========         =========



          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In thousands, except per share data)

                                   (Unaudited)


                                                           1998              1997
                                                      ---------         ---------
Net sales                                             $ 192,405         $ 182,961
Cost of sales                                           170,403           175,040
                                                      ---------         ---------

     Gross margin                                        22,002             7,921

Selling, general and administrative
     expenses                                             5,646             5,405
                                                      ---------         ---------

     Income from operations                              16,356             2,516
                                                      ---------         ---------

Other income (expense):
     Interest and other income                               66                54
     Interest expense                                   (10,811)          (10,072)
                                                      ---------         ---------
                                                        (10,745)          (10,018)
                                                      ---------         ---------

Income (loss) before provision (benefit)
     for income taxes                                     5,611            (7,502)

Provision (benefit) for income taxes                      2,219            (1,998)
                                                      ---------         ---------

Net income (loss)                                         3,392            (5,504)

Less redeemable preferred stock dividends
     and accretion for original issue discount            2,894             2,542
                                                      ---------         ---------

Net income (loss) applicable to
     common shares                                    $     498         $  (8,046)
                                                      =========         =========

Basic and diluted net income (loss) per
     common share                                     $     .03         $    (.52)
                                                      =========         =========

Weighted average common shares outstanding
     Basic                                               16,096            15,584
                                                      =========         =========
     Diluted                                             16,131            15,584
                                                      =========         =========

          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In thousands, except per share data)

                                   (Unaudited)


                                                     1998              1997
                                                 ---------         ---------
Net sales                                        $ 373,918         $ 352,702
Cost of sales                                      340,123           331,851
                                                 ---------         ---------

     Gross margin                                   33,795            20,851

Selling, general and administrative
     expenses                                       11,539            11,041
                                                 ---------         ---------

     Income from operations                         22,256             9,810
                                                 ---------         ---------

Other income (expense):
     Interest and other income                         151               229
     Interest expense                              (21,082)          (19,774)
                                                 ---------         ---------
                                                   (20,931)          (19,545)
                                                 ---------         ---------

Income (loss) before provision (benefit)
     for income taxes                                1,325            (9,735)

Provision (benefit) for income taxes                   648            (2,822)
                                                 ---------         ---------

Net income (loss)                                      677            (6,913)

Less redeemable preferred stock
     dividends and accretion for original
     issue discount                                  5,695             5,003
                                                 ---------         ---------

Net loss applicable to common shares             $  (5,018)        $ (11,916)
                                                 =========         =========

Basic and diluted net loss per
     common share                                $    (.31)        $    (.77)
                                                 =========         =========

Basic and diluted weighted average common
     shares outstanding                             16,019            15,531
                                                 =========         =========


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                         1998              1997
                                                       --------         --------
Cash flows from operating activities:
     Net income (loss)                                 $    677         $ (6,913)
     Adjustments to reconcile net income
         (loss)to net cash provided by
         (used for)operating activities:
         Depreciation                                    23,357           20,690
         Amortization                                       956              956
         Deferred income taxes                              335           (2,809)
         (Increase) decrease in current
              assets--
              Accounts receivable, net                  (19,462)          (4,184)
              Inventories                               (13,758)          (4,339)
              Prepaid expenses and other                  2,062             (457)
         Increase (decrease) in current
              liabilities--
              Accounts payable                            3,633            2,049
              Accrued liabilities                        (4,870)             120
              Accrued payroll and related taxes             364            1,746
              Production prepayments                         --            5,237
              Accrued interest payable                      315             (118)
              Accrued pension and profit
                 sharing costs                             (375)            (619)
                                                       --------         --------

     Net cash provided by (used for)
         operating activities                            (6,766)          11,359
                                                       --------         --------

Cash flows from investing activities:
     Purchases of property, plant and
     equipment                                         $(11,834)        $(26,782)
                                                       --------         --------




          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


                                                              1998             1997
                                                          --------         --------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt             $ 24,984         $ 37,841
     Payments on long-term debt                             (5,274)         (23,865)
     Change in bank overdraft                               (1,114)             789
     Other                                                       4               61
                                                          --------         --------

     Net cash provided by financing activities              18,600           14,826
                                                          --------         --------

Net decrease in cash and cash
     equivalents                                                --             (597)

Cash and cash equivalents at beginning
     of period                                                  --              597

Cash and cash equivalents at end
     of period                                            $     --         $     --
                                                          ========         ========


Supplemental disclosures of cash flow information:

     Cash paid during the period for
         interest (net of amount capitalized)             $ 19,811         $ 18,937


Supplemental schedule of noncash financing activities:

     For the six months ended March 31, 1998 and 1997, the Company increased the redeemable preferred stock by $372 and $364, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At March 31, 1998 and 1997, the Company had accrued dividends payable of $19,613 and $9,321, respectively.


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
-----------------------------------------------------------------------
(1)            INTERIM CONDENSED FINANCIAL STATEMENTS

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

(2)            INVENTORIES

      Inventories were comprised of the following components (dollars in thousands):

                                       March 31,      September 30,
                                          1998             1997
                                        --------        --------
Raw materials                           $ 27,399        $ 26,783
Semi-finished and finished goods          78,754          65,406
Operating materials                        7,686           7,892
                                        --------        --------

                                        $113,839        $100,081
                                        ========        ========


(3)            BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

      In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. This statement specifies requirements for computation, presentation and disclosure of earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS and replaces the presentations of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. The adoption of SFAS No. 128 did not result in an adjustment to the prior period EPS data presented in the accompanying statements of operations.

      Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three months ended March 31, 1998, the diluted weight average common shares outstanding included 34,150 incremental shares from the assumed exercise of dilutive stock options using the treasury stock method. For the three months ended March 31, 1997 and the six months ended March 31, 1998 and 1997, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. For the three and six-months ended March 31, 1998, 2,236,149 and 3,063,149 common stock equivalents, respectively, were not included in the calculation of diluted weighted average common shares outstanding because they were antidilutive. Class B common stock is included in the weighted average number of common shares outstanding as one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

      The net income (loss) for the three and six-month periods ended March 31, 1998 and 1997 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                         Three Months Ended                Six Months Ended
                                             March 31,                        March 31,
                                      -----------------------         ------------------------
                                        1998            1997            1998            1997
                                      --------        --------        --------        --------
Net sales                                100.0%          100.0%          100.0%          100.0%
Cost of sales                             88.6            95.7            91.0            94.1
                                      --------        --------        --------        --------
Gross margin                              11.4             4.3             9.0             5.9

Selling, general and
    administrative expenses                2.9             2.9             3.0             3.1
                                      --------        --------        --------        --------
Income from operations                     8.5             1.4             6.0             2.8
                                      --------        --------        --------        --------

Other income (expense):
 Interest and other income                 0.1            --               0.1            --
 Interest expense                         (5.6)           (5.5)           (5.7)           (5.6)
                                      --------        --------        --------        --------
                                          (5.5)           (5.5)           (5.6)           (5.6)
                                      --------        --------        --------        --------

Income (loss) before provision
    (benefit) for income taxes             3.0            (4.1)            0.4            (2.8)
Provision (benefit) for income
    taxes                                  1.2            (1.1)            0.2            (0.8)
                                      --------        --------        --------        --------

 Net income (loss)                         1.8%           (3.0)%           0.2%           (2.0)%
                                      ========        ========        ========        ========


      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                           Three Months Ended                Six Months Ended
                                 March 31,                       March 31,
                         -------------------------         ------------------------
                          1998                1997          1998               1997
                         -----               -----         -----              -----
Plate                     58.8%               41.5%         56.1%              40.6%
Sheet                     18.4                34.2          19.4               36.3
Pipe                      12.9                 7.5          12.9                8.0
Slab                       7.5                13.5           9.3               12.1
Non-Steel                  2.4                 3.3           2.3                3.0
                         -----               -----         -----              -----
                         100.0%              100.0%        100.0%             100.0%
                         =====               =====         =====              =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

      Net sales increased 5.2% due to a shift in product mix to higher-priced plate and pipe products from lower-priced sheet and slab products and an increase in overall average selling prices, offset in part by decreased shipments of approximately 28,300 tons for the three months ended March 31, 1998 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products increased by 2.1%, 5.1%, 7.6% and 8.5%, respectively, in the three months ended March 31, 1998 compared to the same period in the previous fiscal year. The overall increase in prices was due primarily to strong steel demand and reduced flat plate imports from certain countries as well as other market factors. Shipped tonnage of plate and pipe products increased approximately 94,500 tons or 45.9% and 23,900 tons or 71.9%, respectively, while shipped tonnage of sheet and slab products decreased approximately 98,700 tons or 47.5% and 48,000 tons or 45.6%, respectively, between the two periods. Consistent with the Company's strategic objectives, plate shipments have increased as a result of expanded utilization of outside processors to level and cut plate from coils, improved operations and reduced flat plate imports from certain countries. The Company's increased pipe production was in response to strong demand. The Company continues to sell slabs to fulfill customer obligations and to maximize production from the continuous caster while efforts to increase rolling mill throughput continue.

      During the quarter ended March 31, 1998, the Company completed installation of the rolling mill finishing stand upgrades, which are expected to increase rolling mill throughput capability and product quality. The Company completed the final three stands during the quarter ended March 31, 1998 without significant production disruptions; in fact, the Company achieved record quarterly production for hot-rolled tons. Nevertheless, the Company may experience operational disruptions as the project is fully integrated.

      Demand for the Company's plate products remains strong, although the Company's order entry rate has declined somewhat. Overall demand for pipe is being adversely affected by higher customer inventories and increased imports. Given the Company's selective approach to coiled sheet sales, price realization for coiled sheet has remained relatively firm despite recent industry price reductions caused in part by imports. Based on current orders, the Company anticipates that overall price realization will increase in the third quarter of fiscal year 1998. Future demand for the Company's products could be adversely affected by, among other things, increased imports, additions to domestic production capacity or a slowing in the U.S. economy. Imports from other countries continue to adversely affect operating results. The Company continues to monitor cut-to-length plate imports from other countries as well as imports of other of its products and may file additional trade cases in the future.

      Domestic competition remains intense, and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic plate and sheet markets. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

      Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 88.6% for the three months ended March 31, 1998 from 95.7% for the same period in the previous fiscal year as a result of an increase in average selling prices per ton as well as decreased product costs per ton. The overall average cost of sales per ton shipped increased approximately $8 per ton between the two periods, primarily as a result of a significant shift in product mix to higher-cost plate and pipe products from lower-cost sheet and slab products, offset in part by decreased operating costs. Operating costs decreased as a result of lower natural gas costs, reduced in-bound freight rates, lower costs associated with support personnel reductions and significantly improved production throughput rates. These lower costs were partially offset by increased depreciation expense, reduced product yields and other increased operating costs.

      Depreciation costs included in cost of sales increased approximately $0.9 million for the three months ended March 31, 1998 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base as a result of completion of relines and repairs to two blast furnaces.

      On January 15, 1998, the Company announced layoffs of 100 staff and support personnel, approximately one-third of such employees. In connection with the layoffs, the Company offered severance packages, which resulted in an accrued liability of approximately $900,000 during the first quarter of fiscal year 1998. The reduction in costs associated with the reduction in staff personnel is partially offset by increased outsourcing of services. The Company anticipates additional personnel reductions among its management and hourly employees.

      Selling, general and administrative expenses for the three months ended March 31, 1998 increased approximately $0.2 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from increased outside services associated with, among other things, certain legal proceedings and training costs relating to implementation of enterprise-wide business systems. These higher expenses were offset in part by cost savings related to the personnel reductions.

      Interest expense increased approximately $0.7 million during the three months ended March 31, 1998 as compared to the same period in the previous fiscal year as a result of higher levels of borrowing.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997

      Net Sales increased 6.0% due to a shift in product mix to higher-priced plate and pipe products from lower-priced sheet and slab products and an increase in overall average selling prices, offset in part by decreased shipments of approximately 4,300 tons for the six months ended March 31, 1998 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, pipe and slab products increased by 3.3%, 5.6% and 2.7%, respectively, while the weighted average sales price of plate decreased by 0.2% in the six months ended March 31, 1998 compared to the same period in the previous fiscal year. The overall increase in prices was due primarily to strong steel demand as well as other market factors. Shipped tonnage of plate and pipe products increased approximately 180,600 tons or 46.9% and 42,400 tons or 62.0%, respectively, while shipped tonnage of sheet and slab products decreased approximately 189,900 tons or 45.1% and 37,400 tons or 20.7%, respectively, between the two periods.

      The Company's cost of sales, as a percentage of net sales, decreased to 91.0% for the six months ended March 31, 1998 from 94.1% for the same period in the previous fiscal year as a result of an increase in average selling prices per ton as well as decreased product costs per ton. The overall average cost of sales per ton shipped increased approximately $33 per ton between the two periods, primarily as a result of a significant shift in product mix to higher-cost plate and pipe products from lower-cost sheet and slab products, offset in part by decreased operating costs. Operating costs decreased as a result of lower natural gas costs, reduced in-bound freight rates and significantly improved production rates. These lower costs were partially offset by increased depreciation expense, reduced product yields, higher wages and benefits and other increased costs.

      Depreciation costs included in cost of sales increased approximately $2.7 million for the six months ended March 31, 1998 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base as a result of completions of relines and repairs to two blast furnaces.

      Selling, general and administrative expenses for the six months ended March 31, 1998 increased approximately $0.5 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from severance and health insurance costs associated with the Company's recent personnel reductions, training costs relating to implementation of enterprise-wide business systems and increased outside services. These higher expenses were offset in part by cost savings related to the staff and support personnel reductions.

      Interest expense increased approximately $1.3 million during the six months ended March 31, 1998 as compared to the same period in the previous fiscal year as a result of higher levels of borrowing.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the sale of equity, the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of March 31, 1998, the Company's eligible inventories and accounts receivable supported access to $125.0 million under the revolving credit facility (the "Revolving Credit Facility"). As of March 31, 1998, the Company had $94.6 million in borrowings and $9.4 million in letters of credit outstanding under the Revolving Credit Facility, leaving $21.0 million in additional borrowing availability.

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

      The Company's ability to pay cash dividends on its 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $19.6 million at March 31, 1998. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income (loss), dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable Preferred Stock will negatively impact quarterly earnings per share by approximately $.18 per share.

      Besides these financing activities, the Company's major source of liquidity over time has been cash provided by operating activities. Net cash used for operating activities was $6.8 million for the six months ended March 31, 1998, as compared with net cash provided by operating activities of $11.4 million for the six months ended March 31, 1997. The uses of cash for operating activities during the six months ended March 31, 1998, included an increase in inventories of $13.8 million, an increase in accounts receivable of $19.5 million, and a decrease in accrued liabilities of $4.6 million. These uses of cash were offset in part by depreciation and amortization of $24.3 million, an increase in accounts payable of $3.6 million, a decrease in prepaid expenses of $2.1 million and net income of $0.7 million. Finished goods inventories have increased as a result of increased rail transit times, use of outside processors and transloading centers and increased volumes. The Company is attempting to reduce the finished goods inventory levels by addressing production scheduling, shipping and distribution processes.

      Capital expenditures were $11.8 million for the six months ended March 31, 1998. Capital expenditures for fiscal year 1998 are estimated at approximately $39.0 million, which includes completion of the rolling mill finishing stand modernization project, implementation of new business and financial software and various other projects designed to reduce costs and increase product quality and throughput. The Company anticipates that it may incur start-up and transition costs as the rolling mill finishing stand equipment is integrated. The Company has selected and started the implementation of SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issues inherent in its mainframe legacy systems. The project is currently estimated to cost $8.0 to $10.0 million with implementation completed in 1999. Review is underway to assess and subsequently address any impact of year 2000 issues on process control programs and hardware. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

      The Company has formed a limited liability company with certain unrelated parties, which in turn has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of March 31, 1998, the Company had spent (net of DOE reimbursement) approximately $1.1 million in connection with the project, which has been included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company will be required to repay some or all of the government cost share funds and expense other funds included in construction in progress in the event the project is terminated.

      The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $41.4 million and its annual preferred stock dividends are approximately $10.8 million.

      On April 17, 1998, the United Steelworkers of America and the Company reached tentative agreement on a new, three year labor contract. The labor agreement includes improvements in wages, pensions, and other benefits that are expected to increase the Company's labor costs by slightly more than three percent a year. As a part of the contract, the parties also agreed upon several initiatives intended to improve profitability and assist the Company in restructuring its workforce. The agreement was ratified by the local bargaining unit in May 1998.

FACTORS AFFECTING FUTURE RESULTS

      This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to increase shipments to the expected levels, the Company's objective to increase higher-margin plate and pipe product sales while reducing lower-margin slab sales, the successful integration of the rolling mill finishing stands upgrade which is expected to increase production throughput and product quality, the Company's ability to compete with the additional production capacity being added in the domestic plate and sheet markets, the Company's ability to monitor and control the level of unfairly traded imports and their effect on the domestic market, the Company's ability to realize higher prices in the third fiscal quarter of 1998, the Company's anticipated additional personnel reductions among the management and hourly employees, the Company's ability to reduce finished goods inventories, the expected adequacy of cash resources including additional borrowing availability, the Company's plan to become year 2000 compliant, and any other statements contained herein to the effect that the Company or its management "believes", "expects", "anticipates", "plans" or similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth herein.

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

PART II.       OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      On February 25, 1997, the Company filed a complaint in the Fourth Judicial District Court for Utah County, State of Utah, against Commerce & Industry Insurance Co. ("C&I"), a New York Corporation. A First Amended Complaint was filed and served on April 9, 1997, alleging that C&I had breached its insurance contract with Geneva by failing to pay on Geneva's claim for the losses it incurred on January 25 and 26, 1996 and subsequent thereof when it lost it's internal generator. C&I removed the case to the United States District Court for the District of Utah on May 1, 1997. Upon C&I's formal request for additional investigation, Geneva stipulated with C&I on June 6, 1997, to stay the litigation until October 31, 1997, to provide C&I additional time to review documents and interrogate witnesses. That investigation continued until September, 1997. During early October, Geneva had several meetings with C&I in an attempt to resolve the case and assess the strength of the case.

      On October 15, 1997, C&I provided a formal response to the claim in which it declined coverage as an excluded peril under the policy, relying on, among other defenses, an exclusion for "power, heating or cooling failure."

      Pursuant to the June 1997 stipulation, C&I answered the First Amended Complaint on October 31, 1997, denying most of the substantive factual allegations in the First Amended Complaint and asserting as an affirmative defense, among others, that Geneva's loss was excluded from coverage. On November 24, 1997, Geneva filed a Second Amended Complaint against C&I, adding claims seeking relief for breach of contractual implied covenant of good faith and fair dealing, and bad faith--intentional and outrageous tortious conduct and oppression. On December 24, 1997, C&I moved to dismiss the entire Second Amended Complaint for failure to state a claim because the loss was caused by a power failure which is excluded from coverage and to dismiss the claim for bad faith tortious conduct on the ground that such a claim is not recognized under Utah law. On March 19, 1998, the Court denied the motion to dismiss the complaint, but granted the motion to dismiss only the count for bad faith tortious conduct.

      Geneva requested the Court to require that discovery be completed within approximately six months and the trial be held as soon thereafter as the Court's schedule would allow. C&I requested the Court to allow discovery until June 1, 1999 and require that the case be ready for trial after October 1, 1999. At a Scheduling Conference held on November 21, 1997, the Court set trial beginning June 2, 1999. The Court set May 1, 1998 as a deadline for dispositive motions on initial coverage issues and required that all discovery be completed by January 15, 1999. Upon C&I's request that it needed additional time to conduct its factual investigation, the Court, on April 29, 1998, extended the deadline for dispositive motions on initial coverage issues until

July 1, 1998. All other dates on the trial schedule remain unchanged. The parties are presently involved in resolving discovery issues and proceeding with discovery. The Company intends vigorously to pursue its claims.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The registrant held its Annual Meeting of Shareholders on February 25, 1998. The shareholders elected the following Directors to serve until the next annual meeting of shareholders: Joseph A. Cannon, Robert J. Grow, Ken C. Johnsen, R. J. Shopf, Alan C. Ashton, and K. Fred Skousen.

      The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1998 by a vote of 31,301,805 shares for, 196,939 shares against, 122,528 shares abstained and 0 broker non-votes.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


      (a)      Exhibits.


    Exhibit                                                       Filed
     Number                       Exhibit                       Herewith
     ------                       -------                       --------
       27                 Financial Data Schedule                  X


      (b)      Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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

                            GENEVA STEEL COMPANY



                            By: /s/ Dennis L. Wanlass
                                -------------------------------------------
                                Vice President, Treasurer and
                                Chief Financial Officer



Dated:  May 15, 1998

                               INDEX TO EXHIBITS

EXHIBIT NUMBER       DESCRIPTION                             PAGE
--------------       -----------                             ----
    27               Financial Data Schedule                  19