Form 10-Q
period 1998-06-30
GENEVA STEEL CO
filed 1998-08-14
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                 Yes X No______

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

        14,404,351 and 19,151,348 shares of Class A and Class B common stock, respectively, outstanding as of July 31, 1998.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                                    June 30,           September 30,
                                                      1998                1997
                                                    ---------           ---------
Current assets:
    Cash and cash equivalents                       $      --           $      --
    Accounts receivable, net                           76,797              60,163
    Inventories                                       120,731             100,081
    Deferred income taxes                              10,731               3,059
    Prepaid expenses and other                          3,546               5,291
    Related party receivable                              126                 753
                                                    ---------           ---------
        Total current assets                          211,931             169,347
                                                    ---------           ---------

Property, plant and equipment:
    Land                                                1,990               1,990
    Buildings                                          16,119              16,109
    Machinery and equipment                           663,147             645,807
    Mineral property and development costs              8,425               8,425
                                                    ---------           ---------
                                                      689,681             672,331
    Less accumulated depreciation                    (247,833)           (214,016)
                                                    ---------           ---------
        Net property, plant and equipment             441,848             458,315
                                                    ---------           ---------

Other assets                                           16,975              18,408
                                                    ---------           ---------
                                                    $ 670,754           $ 646,070
                                                    =========           =========




            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,           September 30,
                                                  1998                1997
                                                ---------           ---------
Current liabilities:
    Accounts payable                            $  36,569           $  46,348
    Accrued liabilities                            27,216              23,671
    Accrued payroll and related taxes               9,930              11,715
    Accrued dividends payable                      22,415              14,290
    Accrued interest payable                       13,046               4,559
    Accrued pension and profit
        sharing costs                               2,155               1,701
                                                ---------           ---------
            Total current liabilities             111,331             102,284
                                                ---------           ---------


Long-term debt                                    410,664             399,906
                                                ---------           ---------

Deferred income tax liabilities                    14,436               5,108
                                                ---------           ---------

Redeemable preferred stock                         56,728              56,169
                                                ---------           ---------

Stockholders' equity:
    Preferred stock                                    --                  --
    Common stock:
        Class A                                    87,979              87,979
        Class B                                    10,110              10,110
    Warrants to purchase Class A
        common stock                                5,360               5,360
    Accumulated deficit                           (21,248)            (11,399)
    Class A common stock held in
        treasury, at cost                          (4,606)             (9,447)
                                                ---------           ---------
            Total stockholders' equity             77,595              82,603
                                                ---------           ---------
                                                $ 670,754           $ 646,070
                                                =========           =========




            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                      (In thousands, except per share data)

                                   (Unaudited)


                                                         1998                1997
                                                       ---------           ---------
Net sales                                              $ 188,735           $ 194,089
Cost of sales                                            168,589             173,357
                                                       ---------           ---------

    Gross margin                                          20,146              20,732

Selling, general and administrative
    expenses                                               6,179               5,467
                                                       ---------           ---------

    Income from operations                                13,967              15,265
                                                       ---------           ---------

Other income (expense):
    Interest and other income                                 89                  70
    Interest expense                                     (10,777)            (10,355)
                                                       ---------           ---------
                                                         (10,688)            (10,285)
                                                       ---------           ---------

Income before provision for income taxes                   3,279               4,980

Provision for income taxes                                 1,266               1,018
                                                       ---------           ---------

Net income                                                 2,013               3,962

Less redeemable preferred stock dividends
    and accretion for original issue discount              2,989               2,625
                                                       ---------           ---------

Net income (loss) applicable to
    common shares                                      $    (976)          $   1,337
                                                       =========           =========

Net income (loss) per common share
    Basic                                              $    (.06)          $     .09
                                                       =========           =========
    Diluted                                                 (.06)                .08
                                                       =========           =========

Weighted average common shares outstanding
    Basic                                                 16,227              15,733
                                                       =========           =========
    Diluted                                               16,227              15,831
                                                       =========           =========


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                      (In thousands, except per share data)

                                   (Unaudited)


                                                      1998                1997
                                                   ---------           ---------
Net sales                                          $ 562,653           $ 546,791
Cost of sales                                        508,712             505,208
                                                   ---------           ---------

    Gross margin                                      53,941              41,583

Selling, general and administrative
    expenses                                          17,718              16,508
                                                   ---------           ---------

    Income from operations                            36,223              25,075
                                                   ---------           ---------

Other income (expense):
    Interest and other income                            240                 299
    Interest expense                                 (31,859)            (30,129)
                                                   ---------           ---------
                                                     (31,619)            (29,830)
                                                   ---------           ---------

Income (loss) before provision (benefit)
    for income taxes                                   4,604              (4,755)

Provision (benefit) for income taxes                   1,914              (1,804)
                                                   ---------           ---------

Net income (loss)                                      2,690              (2,951)

Less redeemable preferred stock
    dividends and accretion for original
    issue discount                                     8,684               7,628
                                                   ---------           ---------

Net loss applicable to common shares               $  (5,994)          $ (10,579)
                                                   =========           =========

Basic and diluted net loss per
    common share                                   $    (.37)          $    (.68)
                                                   =========           =========

Basic and diluted weighted average common
    shares outstanding                                16,088              15,598
                                                   =========           =========



            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                         1998               1997
                                                       --------           --------
Cash flows from operating activities:
    Net income (loss)                                  $  2,690           $ (2,951)
    Adjustments to reconcile net income
        (loss)to net cash provided by
        operating activities:
        Depreciation                                     34,898             31,695
        Amortization                                      1,433              1,433
        Deferred income taxes                             1,656             (1,791)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                     (16,634)            (3,060)
           Inventories                                  (20,650)            (5,878)
           Prepaid expenses and other                     2,372                711
        Increase (decrease) in current
           liabilities--
           Accounts payable                              (9,779)            (6,038)
           Accrued liabilities                            4,774               (385)
           Accrued payroll and related taxes               (800)             2,716
           Production prepayments                            --             (9,763)
           Accrued interest payable                       8,487              7,982
           Accrued pension and profit
              sharing costs                                 454               (577)
                                                       --------           --------

    Net cash provided by operating activities             8,901             14,094
                                                       --------           --------

Cash flows from investing activities:
    Purchases of property, plant and
    equipment                                          $(17,882)          $(33,584)
                                                       --------           --------

            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


                                                              1998               1997
                                                            --------           --------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                $ 25,648           $ 47,285
    Payments on long-term debt                               (14,890)           (31,421)
    Change in bank overdraft                                  (1,782)             2,948
    Other                                                          5                 81
                                                            --------           --------

    Net cash provided by financing activities                  8,981             18,893
                                                            --------           --------

Net decrease in cash and cash
    equivalents                                                   --               (597)

Cash and cash equivalents at beginning
    of period                                                     --                597
                                                            --------           --------

Cash and cash equivalents at end
    of period                                               $     --           $     --
                                                            ========           ========


Supplemental disclosures of cash flow information:

    Cash paid during the period for
        interest (net of amount capitalized)                $ 21,939           $ 20,714


Supplemental schedule of noncash financing activities:

    For the nine months ended June 30, 1998 and 1997, the Company increased the redeemable preferred stock by $559 and $548, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At June 30, 1998 and 1997, the Company had accrued dividends payable of $22,415 and $11,763, respectively.



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

(2)         INVENTORIES

     Inventories were comprised of the following components (dollars in thousands):

                                          June 30,          September 30,
                                            1998              1997
                                          --------          --------
Raw materials                             $ 29,947          $ 26,783
Semi-finished and finished goods            82,958            65,406
Operating materials                          7,826             7,892
                                          --------          --------

                                          $120,731          $100,081
                                          ========          ========


(3)         BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. This statement specifies requirements for computation, presentation and disclosure of earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS and replaces the presentations of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. The adoption of SFAS No. 128 resulted in an adjustment to the basic net income per common share for the three months ended June 30, 1997, presented in the accompanying statements of operations.

     Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three months ended June 30, 1997, the diluted weighted average common shares outstanding included 97,942 incremental shares from the assumed exercise of dilutive stock options using the treasury stock method. For the three months ended June 30, 1998 and the nine months ended June 30, 1998 and 1997, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. For the three and nine-months ended June 30, 1998, 3,103,149 common stock equivalents were not included in the calculation of diluted weighted average common shares outstanding because they were antidilutive. Class B common stock is included in the weighted average number of common shares outstanding as one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

     The net income (loss) for the three and nine-month periods ended June 30, 1998 and 1997 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                            Three Months Ended                  Nine months Ended
                                                June 30,                             June 30,
                                        ------------------------            ------------------------
                                         1998              1997              1998              1997
                                        ------            ------            ------            ------
Net sales                                100.0%            100.0%            100.0%            100.0%
Cost of sales                             89.3              89.3              90.4              92.4
                                        ------            ------            ------            ------
Gross margin                              10.7              10.7               9.6               7.6

Selling, general and
    administrative expenses                3.3               2.8               3.2               3.0
                                        ------            ------            ------            ------
Income from operations                     7.4               7.9               6.4               4.6
                                        ------            ------            ------            ------

Other income (expense):
 Interest and other income                 0.1                --                --               0.1
 Interest expense                         (5.7)             (5.4)             (5.6)             (5.5)
                                        ------            ------            ------            ------
                                          (5.6)             (5.4)             (5.6)             (5.4)
                                        ------            ------            ------            ------

Income (loss) before provision
    (benefit) for income taxes             1.8               2.5               0.8              (0.8)
Provision (benefit) for income
    taxes                                  0.7               0.5               0.3              (0.3)
                                        ------            ------            ------            ------

 Net income (loss)                         1.1%              2.0%              0.5%             (0.5)%
                                        ======            ======            ======            ======


     The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                     Three Months Ended                 Nine months Ended
                          June 30,                          June 30,
                   -----------------------           -----------------------
                    1998             1997             1998             1997
                   ------           ------           ------           ------
Plate                67.1%            46.7%            59.8%            42.7%
Sheet                17.1             27.9             18.7             33.3
Pipe                  8.8             11.3             11.5              9.2
Slab                  5.2             11.0              7.9             11.7
Non-Steel             1.8              3.1              2.1              3.1
                   ------           ------           ------           ------
                    100.0%           100.0%           100.0%           100.0%
                   ======           ======           ======           ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Net sales decreased 2.8% due to decreased shipments of approximately 51,400 tons, mostly offset by an increase in overall average selling prices, and a net shift in product mix to higher-priced plate products from lower-priced sheet and slab products for the three months ended June 30, 1998 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products increased by 3.3%, 1.0%, 1.6% and 4.8%, respectively, in the three months ended June 30, 1998 compared to the same period in the previous fiscal year. The increases in prices were due primarily to strong steel demand as well as other market factors. Shipped tonnage of plate products increased approximately 85,100 tons or 35.4%, while shipped tonnage of pipe, sheet and slab products decreased approximately 13,400 tons or 25.4%, 72,600 tons or 41.3%, and 50,500 tons or 56.0%, respectively, between the two periods. Consistent with the Company's strategic objectives, plate shipments have increased as a result of expanded utilization of outside processors to level and cut plate from coils, improved operations of the Company's cut-to-length facilities and strong demand. The Company continues to sell slabs to fulfill customer obligations and to maximize production from the continuous caster.

     Demand for the Company's plate, hot rolled bands, including coiled plate, and pipe products is being adversely affected by, among other things, increased imports. Based on increased supply from imports and on current orders, the Company anticipates that overall price realization and order entry rates will decrease in the fourth quarter of fiscal year 1998. Future demand for the Company's products could be adversely affected by, among other things, further increased imports, additions to domestic production capacity or a slowing in the U.S. economy. The Company continues to monitor cut-to-length and coiled plate imports from other countries as well as imports of other of the Company's products and may file additional trade cases in the future.

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

     Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, remained constant at 89.3% for the three months ended June 30, 1998 as compared to the same period in the previous fiscal year as a result of an increase in average selling prices per ton offset by increased product costs per ton. The overall average cost of sales per ton shipped increased approximately $22 per ton between the two periods, primarily as a result of a significant shift in product mix to higher-cost plate products from lower-cost sheet and slab products and increased operating costs. Operating costs increased as a result of reduced product yields, increased depreciation expense, increased wages and benefits and other increased operating costs. These higher costs were partially offset by increased production throughput rates on most products and reduced inbound freight rates.

     Depreciation costs included in cost of sales increased approximately $0.5 million for the three months ended June 30, 1998 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base as a result of completion of the rolling mill finishing stand upgrades and a reline and repairs to a blast furnace.

     On July 15, 1998, the Company announced a voluntary resignation program and an early retirement option for union employees. In return for voluntary resignations (excluding retirements), the Company will provide each of up to 200 active bargaining unit employees a one-time, lump-sum payment of $10,000, full vesting in the Company's 401-K and defined contribution pension plans and two-months of additional medical and dental insurance benefits. Employees must submit their resignations on or prior to July 31, 1998. Acceptance of resignations is contingent upon the Company finding a means to capture the attrition created thereby. With respect to voluntary retirements, the Company will pay a one-time, lump-sum payment of $10,000 to each of up to 150 active bargaining unit employees who voluntarily retire prior to December 31, 1998. This benefit is in addition to any other benefits payable under the collective bargaining agreement. The Company will recognize charges in the fourth fiscal quarter of 1998 to reflect the cost of the foregoing programs. There can be no assurance that the number of employees enrolled in the programs will actually leave the Company or that the Company will capture all the attrition created thereby. As of July 31, 1998, 153 and 80 employees had signed up for the resignation program and the early retirement program, respectively. Employees may withdraw from the program prior to actual employment separation from the Company. The reductions are one of several steps being taken by the Company to improve short and long-term operating results. The Company anticipates further staff and workforce restructuring as it streamlines business and production processes.

     Selling, general and administrative expenses for the three months ended June 30, 1998 increased approximately $0.7 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from increased outside services associated with, among other things, certain legal proceedings and training costs relating to implementation of enterprise-wide business systems. These higher expenses were offset in part by cost savings related to the staff and support personnel reductions.

     Interest expense increased approximately $0.4 million during the three months ended June 30, 1998 as compared to the same period in the previous fiscal year as a result of higher levels of borrowing.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997

     Net sales increased 2.9% due to a shift in product mix to higher-priced plate and pipe products from lower-priced sheet and slab products and an increase in overall average selling prices, offset in part by decreased shipments of approximately 55,700 tons for the nine months ended June 30, 1998 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products increased by 1.0%, 4.2%, 2.8% and 3.1%, respectively, in the nine months ended June 30, 1998 compared to the same period in the previous fiscal year. The increases in prices were due primarily to strong steel demand as well as other market factors. Shipped tonnage of plate and pipe products increased approximately 265,700 tons or 42.5% and 29,000 tons or 23.9%, respectively, while shipped tonnage of sheet and slab products decreased approximately 262,500 tons or 44.0% and 87,900 tons or 32.4%, respectively, between the two periods.

     The Company's cost of sales, as a percentage of net sales, decreased to 90.4% for the nine months ended June 30, 1998 from 92.4% for the same period in the previous fiscal year as a result of an increase in average selling prices per ton, offset in part by increased product costs per ton. The overall average cost of sales per ton shipped increased approximately $13 per ton between the two periods, primarily as a result of a significant shift in product mix to higher-cost plate and pipe products from lower-cost sheet and slab products and slightly higher operating costs. Operating costs increased as a result of increased depreciation expense, reduced product yields, higher wages and benefits and other increased costs. These higher costs were mostly offset by lower natural gas costs, reduced in-bound freight rates and significantly improved production rates.

     Depreciation costs included in cost of sales increased approximately $3.2 million for the nine months ended June 30, 1998 compared with the same period in the previous fiscal year. This increase was due to increases in the asset base as a result of completions of the rolling mill finishing stand upgrades and the relines and repairs to two blast furnaces.

     Selling, general and administrative expenses for the nine months ended June 30, 1998 increased approximately $1.2 million as compared to the same period in the previous fiscal year. These higher expenses resulted primarily from severance and health insurance costs associated with the Company's recent personnel reductions, training costs relating to implementation of enterprise-wide business systems and increased outside services. These higher expenses were offset in part by cost savings related to the staff and support personnel reductions.

     Interest expense increased approximately $1.7 million during the nine months ended June 30, 1998 as compared to the same period in the previous fiscal year as a result of higher levels of borrowing. As a result of higher levels of borrowing related to increases in the Company's working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. The Company has met these requirements principally from the sale of equity, the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities, equipment lease financing and cash provided by operations. As of June 30, 1998, the Company's eligible inventories and accounts receivable supported borrowings of up to $125.0 million under the revolving credit facility (the "Revolving Credit Facility"). As of June 30, 1998, the Company had $85.7 million in borrowings and $8.9 million in letters of credit outstanding under the Revolving Credit Facility, leaving $30.4 million in additional borrowing availability.

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

     The Company's ability to pay cash dividends on its 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $22.4 million at June 30, 1998. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. While not affecting net income (loss), dividends and the accretion required over time to amortize the original issue discount associated with the Redeemable Preferred Stock will negatively impact quarterly earnings per share by approximately $.19 per share.

     Besides these financing activities, the Company's major source of liquidity over time has been cash provided by operating activities. Net cash provided by operating activities was $8.9 million for the nine months ended June 30, 1998, as compared with net cash provided by operating activities of $14.1 million for the nine months ended June 30, 1997. The sources of cash for operating activities during the nine months ended June 30, 1998, included depreciation and amortization of $36.3 million, an increase in accrued interest payable of $8.5 million, an increase in accrued liabilities of $4.8 million, a decrease in prepaid expenses of $2.4 million and net income of $2.7 million and an increase in deferred income taxes of $1.6 million. These sources of cash were offset in part by an increase in inventories of $20.6 million, an increase in accounts receivable of $16.6 million, and a decrease in accounts payable of $9.8 million. Finished goods inventories have increased as a result of, among other things, use of outside processors and transloading centers and increased volumes. On August 11, 1998, the Company settled a lawsuit against Commerce and Industry Insurance Company relating to an insurance claim arising from a January 1996 power outage. Under the terms of the settlement, the Company will receive $24.5 million.

     Capital expenditures were $17.9 million for the nine months ended June 30, 1998. Capital expenditures for fiscal year 1998 are estimated at approximately $27.0 million, which includes completion of the rolling mill finishing stand modernization project, implementation of new business and financial software and various other projects designed to reduce costs and increase product quality and throughput. Given the uncertainty of the increases in imported tons and the effect it may have, the Company is continuing to closely monitor its capital spending levels. The Company has selected and started the implementation of SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issues inherent in its mainframe legacy systems. The project is currently estimated to cost $8.0 to $10.0 million with implementation completed in 1999. Review is underway to assess and subsequently address any other impact of year 2000 issues on process control programs and hardware. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. In addition, the Revolving Credit Facility contains certain limitations on capital expenditures.

     The Company has formed a limited liability company with certain unrelated parties, which in turn has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of June 30, 1998, the Company had spent (net of DOE reimbursement) approximately $1.4 million in connection with the project, which has been included in construction in progress in the accompanying consolidated financial statements. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies. Under certain circumstances, the Company will be required to repay some or all of the government cost share funds and will be required to expense other funds included in construction in progress in the event the project is terminated.

     The Company is required to make substantial interest and dividend payments on the Senior Notes, its Redeemable Preferred Stock and outstanding balances under the Revolving Credit Facility. Currently, the Company's annual cash interest expense is approximately $40 million and its annual preferred stock dividends are approximately $12.0 million.

     On April 17, 1998, the United Steelworkers of America and the Company reached tentative agreement on a new, three year labor contract. The labor agreement includes increases in wages, pensions, and other benefits that are expected to increase the Company's labor costs by slightly more than three percent a year. As a part of the contract, the parties also agreed upon several initiatives intended to improve profitability and assist the Company in restructuring its workforce. The agreement was ratified by the local bargaining unit in May 1998.

FACTORS AFFECTING FUTURE RESULTS

     This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to increase and improve production shipments to the expected levels, the Company's objective to increase higher-margin sales while reducing lower-margin sales, the Company's ability to compete with the additional production capacity being added in the domestic plate and sheet markets, the Company's ability to compete against imports and the effect of imports on the domestic market, monitor and control the level of unfairly traded imports and the effect on the domestic market, the Company's expectation that prices and order entry rates will be lower in the fourth fiscal quarter of 1998, the Company's anticipated additional personnel reductions among the management and hourly employees, the Company's ability to reduce finished goods inventories, the expected adequacy of cash resources including additional borrowing availability, the Company's plan to become year 2000 compliant, and any other statements contained herein to the effect that the Company or its management "believes", "expects", "anticipates", "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth herein.

     The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to improve throughput and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's additional throughput capacity. Pricing in future periods is a key variable to the Company's future operating results that remains subject to significant uncertainty. Future pricing will be affected by several factors including the level of imports, future capacity additions, product demand and other market factors such as the increased domestic plate production capacity currently coming on line.

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

     Geneva requested the Court to require that discovery be completed within approximately nine months and the trial be held as soon thereafter as the Court's schedule would allow. C&I requested the Court to allow discovery until June 1, 1999 and require that the case be ready for trial after October 1, 1999. At a Scheduling Conference held on November 21, 1997, the Court set trial beginning June 2, 1999. The Court set May 1, 1998 as a deadline for dispositive motions on initial coverage issues and required that all discovery be completed by January 15, 1999. Upon C&I's request that it needed additional time to conduct its factual investigation, the Court, on April 29, 1998, extended the deadline for dispositive motions on initial coverage issues until July 1, 1998. No dispositive motions were filed prior to the July deadline. C&I, thereafter, filed a motion seeking an extension of the trial date, which was denied by the court.

     On August 11, 1998, the Company and C&I reached a settlement of the litigation. Under the terms of the settlement, C&I has agreed to pay the Company $24.5 million to resolve all outstanding issues. The Company's insurance carrier under the primary layer of insurance paid the Company $5 million in the fall of 1996. Including the Company's $1 million deductible, the settlement does reflect an overall resolution of the claim in the amount of $30.5 million. The settlement was achieved through third party mediation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.


   Exhibit                                                                     Filed
   Number                               Exhibit                               Herewith
   ------                               -------                               --------
     27                         Financial Data Schedule                          X


     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

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



Dated:  August 14, 1998