Form 10-K
period 1998-09-30
GENEVA STEEL CO
filed 1998-12-29
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange on November 30, 1998, was approximately $10,955,942. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of November 30, 1998, the Registrant had 14,700,478 and 19,151,348 shares of Class A and Class B Common Stock, respectively, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts of the following documents are incorporated by reference in Parts II, III and IV of this Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 (Parts II and IV), and
(2) Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in March, 1999 (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

           Geneva Steel Company (the "Company" or "Geneva") owns and operates the only integrated steel mill in the western United States. The Company's mill manufactures coiled and flat plate, sheet, pipe and slabs for sale primarily in the western and central United States.

           The steel mill is located 45 miles south of Salt Lake City, Utah on approximately 1,400 acres. The steel mill's facilities include four coke oven batteries, three blast furnaces, a plasma-fired cupola ironmaking facility, two basic oxygen process ("Q-BOP") furnaces, a continuous casting facility, a combination continuous rolling mill and various finishing facilities. The Company's coke ovens produce coke from a blend of various grades of metallurgical coal. Coke is used as the principal fuel for the Company's blast furnaces, which convert iron ore into liquid iron. The plasma-fired cupola is also capable of producing liquid iron, but utilizes coke, oxygen and electricity to melt iron or scrap into liquid iron. Liquid iron, scrap metal and metallic alloys are combined and further refined in the Q-BOP furnaces to produce liquid steel. The liquid steel is then processed through the continuous casting facility into steel slabs. Steel slabs are either hot-charged into furnaces and then rolled, or they are allowed to cool and then reheated prior to rolling. Slabs are rolled into hot-rolled steel products (coiled and flat plate, hot-rolled sheet and pipe) in the Company's rolling and finishing mills. The Company also sells a portion of its slabs to other steel processors.

           The Company acquired the steel mill and related facilities from USX Corporation ("USX") on August 31, 1987. USX operated the mill and related facilities from 1944 until 1986, when it placed the mill on hot-idle status. Pursuant to the acquisition agreement between USX and the Company, USX retained liability for retiree life insurance, health care and pension benefits relating to employee service prior to the acquisition. USX also indemnified the Company for costs due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of environmental laws or otherwise results in the imposition of environmental liability, subject to the Company's sharing the first $20 million of certain cleanup costs on an equal basis. See "Environmental Matters." Since acquiring the mill from USX, the Company has modernized most of its facilities. The mill includes the widest combination continuous rolling mill and one of the widest in-line casters in the world. Both the rolling mill and the caster are unique in the industry and enable the Company to offer an expanded range of products; shift its product mix according to market demand; and produce wide, light-gauge plate products more efficiently than many of its competitors.

RECENT DEVELOPMENTS

           During the fourth quarter of 1998, order entry, shipments and pricing for all of the Company's products were adversely affected by, among other things, increased imports. As a result of the increased supply of imports and other market conditions, the Company's overall price realization and shipments will continue to decrease significantly in the first quarter of fiscal year 1999 and are expected to remain at low levels at least through the second quarter of fiscal year 1999 and negatively impact the financial performance of the Company during such periods. As of November 30, 1998, the Company had estimated total orders on hand of approximately 74,000 tons compared to approximately 309,000 tons as of November 30, 1997.

           As a result of the Company's recent financial performance, the Company recently sought and received an amendment to its revolving credit facility (the "Revolving Credit Facility") with respect to both the tangible net worth and interest coverage covenants, among other things. The Company will require additional modifications, waivers or forbearances to those and other terms of the Revolving Credit Facility prior to January 7, 1999. The Company has held several meetings with the banking group for the Revolving Credit Facility. The Company anticipates that the banking group will grant short-term covenant relief either by way of a waiver or a forbearance with respect to certain potential or actual defaults. The Company believes that such waiver or forebearance would be not granted under the existing terms of the agreement if the Company intended to make the interest payment due January 15, 1999 on the 9 1/2% senior notes, as discussed below. The banking group will, however, continue to closely monitor the Company's liquidity and may withdraw its waiver or forbearance or take other action with respect to, among other things, the terms upon which the Company may borrow or the Company's continued access to borrowings. There can be no assurance that the Company will receive the waiver or forbearance, that the banking group will not require other changes to the terms upon which borrowings under the Revolving Credit Facility are made, or that the banking group will continue to permit the Company to incur borrowings thereunder, in which event the Company's operations would be substantially curtailed and its financial condition materially adversely affected.

           As a result of reduced shipments and price realization caused primarily by the recent surge in imports of the Company's products, the Company's liquidity has declined significantly. On December 18, 1998, the Company had approximately $21.3 million in borrowing availability under its Revolving Credit Facility. In light of the uncertainties surrounding both near-term market conditions and continued access to borrowings under the Revolving Credit Facility, the Company has elected to preserve liquidity by not making the interest payment of approximately $9.0 million due January 15, 1999 on the Company's 9-1/2 % senior notes, which will result in a default under the terms of the 9-1/2 % senior notes. Such a default, if not timely cured, gives right to the legal remedies available under the relevant bond indenture, including the possibility of acceleration. Similarly, under the terms of the 9-1/2 % Senior Notes, non-payment of interest will result in a cross default with respect to the Company's 11-1/8 % senior notes and may violate other terms thereof. The Revolving Credit Facility also contains a similar cross default provision. The Company anticipates that, as a part of the waiver or forbearance described above, the banking group for the Revolving Credit Facility will temporarily waive or forbear from acting upon such a cross-default. The Company has retained financial and legal advisors, who are reviewing the financial alternatives available to the Company, including without limitation a possible debt restructuring.

           Because of the Company's current financial condition, the covenant compliance issues relating to its Revolving Credit Facility and its decision not to pay the January 15, 1999 interest payment under the 9 1/2% senior notes, the Company's financial flexibility is limited. During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction and capital structure of the Company. Many of the foregoing factors, over which the Company does not have complete control, may materially affect the performance and financial condition of the Company.

CAPITAL PROJECTS

   Overview

           The Company has spent approximately $26 million, $48 million and $11 million on capital projects during the fiscal years ended September 30, 1996, 1997 and 1998, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization efforts. Since fiscal year 1989, Geneva has spent approximately $637 million on plant and equipment to modernize and renovate its production facilities, as well as for ongoing capital maintenance. Geneva believes its modernization efforts have significantly strengthened the Company's capabilities by reducing costs, increasing operating flexibility, broadening its product line, improving product quality and increasing throughput rates.

           The Company's modernization program was designed to take advantage of the unique features of the Company's rolling mill. Geneva's wide six stand rolling mill is differentiated from competitors' mills by its ability to roll both narrow and wide one inch entry bars into finished product in a single pass. In contrast, other producers utilize either a single- stand reversing mill or a single-stand steckel mill to roll entry bars, requiring multiple passes. Reducing the number of passes increases throughput, operating efficiencies and yields, particularly on thinner gauge product.

           Geneva's in-line caster further enhances the Company's production process by directly casting slabs to the required final width, up to 126 inches wide, before the slabs are directly rolled. Wide casting and direct rolling reduces heating and handling requirements and eliminates cross rolling to obtain final product width. The Company further capitalized on its ability to cast and roll wide plate products by completing a wide plate project which enables Geneva to produce coiled plate up to 122 inches and subsequently cut the coiled plate into flat plate. The combination of the caster, rolling mill and wide plate project has created an efficient production process for wide products that most of Geneva's competitors do not possess. As a result, the Company believes its plate production costs are lower than many of its competitors.

  Capital Projects

           The key elements of the modernization are: (i) the replacement of Geneva's open hearth furnaces with two state- of-the-art basic oxygen process ("Q-BOP") steelmaking furnaces, improving product quality and throughput and reducing costs; (ii) the construction of one of the widest in-line casters in the world, enabling the Company to cast slabs at the desired width without cross-rolling; (iii) the completion of a wide-plate project, positioning Geneva as the only North American producer currently offering coiled plate in widths greater than 96 inches and improving plate production efficiencies; and (iv) the recent modernization of Geneva's rolling mill, enhancing throughput rates, quality and cost.

           The Company has identified several large-scale capital improvement projects that it believes would further increase the Company's production capacity, expand product offerings, improve operating efficiencies and reduce costs. These projects, however, are not currently included in the Company's future capital budgets.

           The Company has identified several other projects costing lesser amounts that would also significantly improve operations. Several of the projects are in the advanced-planning stage and could likely be completed as a part of future capital maintenance budgets. These include a new plate leveler, solid state electrical drives for the rolling mill and upgrades to the Company's small diameter pipe mill.

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

 PRODUCTS

           The Company's principal products are coiled and flat plate, hot-rolled sheet, pipe and slabs. The Company also sells non-steel materials that are by-products of its steelmaking operations.

           The Company's 132-inch combination continuous rolling mill has the flexibility to roll either sheet or plate in response to customer demands and changing market conditions. This flexibility has maximized utilization of its facilities. Generally, the Company manufactures products in response to specific customer orders. Consistent with the Company's strategic objectives, plate shipments have increased as the modernization program has been completed and various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company sells slabs to maximize production from the continuous caster. The Company expects that slab shipments will continue to gradually decrease as rolling mill throughput improves. Product mix shifts are also determined by Geneva's product mix optimization efforts. The Company's product sales mix as a percent of net sales for fiscal years 1994 through 1998 is shown below:


                                  ------------------------------------------------------------------
                                   1994           1995           1996           1997           1998
                                  ------         ------         ------         ------         ------
      Plate ..............            24%            35%            45%            45%            62%
      Sheet ..............            65             41             30             30             18

      Pipe ...............             7              6              6             10             11
      Slab ...............             1             15             16             12              7
      Non-steel ..........             3              3              3              3              2
                                  ------         ------         ------         ------         ------
                 Total ...           100%           100%           100%           100%           100%
                                  ======         ======         ======         ======         ======

           Coiled and Flat Plate. The Company produces plate products which consist of hot rolled carbon and high-strength low alloy steel plate in coil form, cut-to-length from coil and flat rolled in widths varying from 48 to 122 inches and in thicknesses varying from .1875 of an inch to 3 inches. Coiled and flat plate can be used for heavy steel structures such as storage tanks, railroad cars, ships and bridges.

           Sheet. The Company produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .061 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet, hot-rolled bands and tempered coil. Sheet is used in a variety of applications such as storage tanks, light structural components and supports and welded tubing.

           Pipe. The Company produces electric resistance welded pipe ("ERW pipe") ranging from approximately 6 5/8 to 16 inches in diameter. ERW pipe is manufactured by heating and fusing the edges of the steel coil to form the pipe. The Company's ERW pipe is used primarily in pipelines, including water, natural gas and oil transmission and distribution systems, and in standard and structural pipe applications.

           Slab and Non-Steel. The Company has sold steel slabs when market conditions were favorable and as a means of maximizing production through the continuous caster. Consistent with the Company's efforts to shift product mix to higher margin finished products and subject to market dynamics, slab sales should continue to decline. The Company also sells various by-products resulting from its steelmaking activities.

MARKETING; PRINCIPAL CUSTOMERS

           The Company sells its plate and sheet products through a sales agency arrangement primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 65% of the Company's finished product sales (excluding slabs) during fiscal year 1998. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company believes that sales of its products, either directly or through service centers or distributors, to automotive or appliance manufacturers have been immaterial. The Company has developed a broad customer base of approximately 250 customers in 39 states, and abroad through exporters to five customers in Canada and Mexico, with no concentration in any particular industry.

           The Company sells its ERW pipe to end-users and distributors primarily in the western and central United States, where demand for pipe fluctuates in partial response to oil and gas industry cycles, import levels and other factors. Export sales, which generally have lower margins than domestic sales, accounted for approximately .7%, 1.4% and 2.6% of the Company's net sales during fiscal years 1996, 1997 and 1998, respectively.

           The Company's principal direct marketing efforts are in the western and central United States. The Company believes that it holds a significant market share of the plate, hot-rolled sheet and pipe sales in the eleven western states. The Company is focused on expanding its share of the market in other areas of the United States, where management believes there are significant opportunities for revenue growth. On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann will extend the marketing of the Company's steel products to throughout the continental United States. Mannesmann previously marketed the Company's products in 15 midwestern states and to certain customers in the eastern United States. The Company's existing sales force will remain Geneva employees, but will be directed by Mannesmann. The Company also simultaneously announced several other organization changes designed to improve product distribution and on-time delivery.

           The Company's strategy is to maintain its core market in the western United States, where its market position is the strongest, and to increase growth in the midwest, southeast and eastern regions. The Company believes that service centers and distributors account for a substantially larger proportion of its sales than of sales for the industry as a whole. Demand from this customer group historically has fluctuated widely due to substantial swings in the group's inventory levels. In view of these factors, the Company intends to target selected steel processors and various end-users, while retaining strong relationships with service center and distributor customers. The Company believes its modernization program enables the Company to produce higher quality products and to gain access to a wider range of customers.

           The Company's rolling mill can currently produce more wide, coiled plate than the Company's processing facilities can cut and level into higher margin flat plate. In addition, the Company's western location creates logistical challenges in providing on-time delivery to its midwestern and southeastern customers. Consequently, the Company has created a plate distribution and processing system intended to increase plate processing capacity and improve customer service. The facilities allow the Company to further maximize its sales of flat plate made from coils. The system utilizes a hub-and-spoke concept in which products are shipped in bulk primarily by rail from the Company to transloading centers or plate processors and thereafter delivered in smaller quantities primarily by truck to customers.

           The Company has established transloading centers in Chicago, West Memphis (AK), Mobile (AL), and Manchac (LA), to which plate is shipped in common sizes and volumes. These inventories are located in relative close proximity to the Company's customer base to maximize availability and on-time delivery. In addition, the Company has contracted with several processors strategically located throughout the west, midwest and southeast to which coiled plate is shipped for processing into flat plate for specific customers. Through these arrangements, the Company has significantly increased its capacity to produce and sell plate made from coils at costs comparable to processing plate on its own internal facilities.

           The Company is in the process of installing an enterprise-wide business system that is designed to increase on-time deliveries through a sophisticated system that tracks inventory and determines the most cost-efficient mode of transportation to the customer.

           The Company generally produces steel in response to specific orders. As of November 30, 1998, the Company had estimated total orders on hand for approximately 74,000 tons compared to approximately 309,000 tons as of November 30, 1997. See "Competition and Other Market Factors."

EMPLOYEES; LABOR AGREEMENT

           As of November 25, 1998, the Company's workforce included approximately 1,625 full-time employees, of whom approximately 310 are salaried and approximately 1,315 are union-eligible. The Company's operating management personnel generally have considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 8 to 20 years. The Company's senior operating managers have an average of approximately 20 years of industry experience.

           Substantially all of the Company's union-eligible employees are represented by the United Steelworkers of America under a collective bargaining agreement. In April 1998, the Company reached a new, three-year labor agreement with the United Steelworkers of America. The negotiations were completed without any work interruptions or labor disruption. The Company believes that its labor agreement is an important competitive advantage. Although the Company's wage rates under the agreement are high by local standards and comparable to regional competitors, its total hourly labor costs are substantially below recent industry averages compiled by the American Iron and Steel Institute. Unlike labor agreements negotiated by many other domestic integrated steel producers, the Company's labor agreement does not contain traditional work rules, significantly limits the Company's pension obligations and entitles the Company to reduce its profit sharing obligations by an amount equal to a portion of its capital expenditures. The Company did not assume any pension obligations or retiree medical obligations related to employment service while the plant was owned by USX.

           As part of the new agreement, the Company and the Union reached several new understandings intended to create a cooperative partnership. The objectives of the partnership include, among others, (i) improving productivity, quality and customer service, (ii) expanding employee involvement in decision making, and (iii) creating a better work environment.

           A significant portion of the labor negotiations focused upon the mutually-recognized need to improve the Company's operating results through further workforce reductions. The Company granted the union-eligible employees employment security, subject to several exceptions. These exceptions included the right to lay off (i) up to 200 workers prior to September 1, 1998; (ii) any workers with fewer than three years of service; (iii) employees displaced by several identified potential capital improvements; and (iv) employees associated with certain key facilities in the event that production at those facilities falls below a specified level. The Company also agreed to expanded protections against outsourcing Union work, subject to several exceptions. In return, the Union agreed actively to assist the Company in capturing attrition through several means, including workplace restructuring. This joint effort will be conducted by representatives of both labor and management, with oversight by a steering committee composed of senior executives and Union leaders. The Union has also appointed a full-time facilitator to help organize the effort and solve problems as they arise.

           The Company has made significant progress in implementing its strategy to reduce its employment costs through process redesign, workplace restructuring, modernization and severance incentives. Since September 1997, the Company's administrative and executive staff has been reduced from 328 to 219. Operations management has been reduced from 155 to 92. During the same period, the Company has also reduced its union-eligible workforce by 332. In addition, the Company currently has 460 union-eligible employees on layoff status because of market conditions. When the market improves and production increases, the labor agreement requires that the Company rehire those employees on layoff that desire to return. The Company and the Union are working on several initiatives intended to capture the attrition created by those employees which elect not to return from layoff status. There can be no assurance, however, that such attrition will be captured or that other labor-management initiatives will be successful.

           The Company's labor agreement also contains a performance dividend plan designed to reward employees for increased shipments of steel products. Compensation under the plan includes a monthly guarantee of $.33 per hour for all union represented workers. The guaranteed payment is based on an annualized shipment rate of up to 1.5 million tons. As shipments increase above this level, compensation under the plan also increases.

           The Company also has a performance dividend plan for all non-union employees that provides additional compensation as shipment levels increase. Unlike the union plan, however, there are no guaranteed payments.

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

           Effective March 1, 1995, the Company established a voluntary employee beneficiary association trust ("VEBA Trust") to fund post retirement medical benefits for future retirees covered by the collective bargaining agreement. Company contributions to the VEBA Trust are $.15 for each hour of work performed by employees covered by the collective bargaining agreement. No benefits were payable from the VEBA Trust until March 31, 1998. The Company and the Union are currently developing eligibility requirements, benefit levels and other related terms with respect to the VEBA trust.

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

           The Company has historically purchased iron ore pellets from USX. Pursuant to a five year agreement entered into as of September 1, 1994, which was amended on July 25, 1997 and September 30, 1998, the Company has a commitment to purchase a minimum of 2,700,000 net tons in the fifth year of the agreement, which is defined as a five- quarter period ending December 31, 1999. The agreement also limits the maximum quantity of pellets USX is obligated to supply. Given the current market conditions, the Company may not have a need for the minimum volume requirements under the USX agreement. The Company may in the future elect to purchase additional amounts of pellets on a longer-term basis.

           Coal and Coke. The coke batteries operated by the Company require a blend of various grades of metallurgical coal. The Company currently obtains high volatile coal from a mine in western Colorado operated by Oxbow Carbon and Minerals, Inc. ("Oxbow") under a contract that expires in March 2004. The Company and Oxbow have discussed shortening the payment terms thereof in return for a discount, but have not yet agreed to any change. The Company also purchases various grades of coal under short-term contracts from sources in the eastern United States. Although the Company believes that such coal is available from several alternative eastern suppliers, the Company is subject to price volatility resulting from fluctuations in the spot market. There can be no assurance that the Company's blend of coal will not change or that its overall cost of coal will not increase.

           At times of full production, the Company purchases imported coke as a result of its decreasing capacity to produce its own coke as the Company's coke ovens deteriorate. The ability of other domestic integrated steel mills to produce coke is also generally decreasing, thereby increasing the demand for purchased coke in the United States at times of strong steel demand. The Company purchases coke from sources originating in Japan and China. As the Company's consumption of purchased coke increases, the Company's average cost of coke used in the manufacturing process will be higher.

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

           The Company generates a portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases its remaining electrical requirements from Pacificorp under a 110 - 150 megawatt interruptible power contract expiring in February 2002. The contract provides for price increases tied to changes in the utilities energy and fixed costs.

           Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline utilizing firm and interruptible transportation contracts. The Rocky Mountain region has substantial natural gas reserves.

           Other. The Company's mill can be physically served by both the Burlington Northern Santa Fe Railroad ("BNSF") and the Union Pacific Railroad Company ("UP"). The Company believes that it is one of the largest western customers of the UP railroad. The Company's location in the western United States facilitates backhauling, which reduces freight costs. In connection with the merger of the UP and Southern Pacific Transportation Company, the Company negotiated a long-term transportation contract with the UP covering a large portion of the Company's rail transportation needs and intended to provide a competitive rate structure. The Company also owns mining claims in a limestone quarry located approximately 30 miles from the Company's plant. The limestone is mined by the Company and transported by railroad to the mill.

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

COMPETITION AND OTHER MARKET FACTORS

           The Company competes with domestic and foreign steel producers on the basis of price, quality and service. Many of the Company's competitors are larger companies and have greater capital resources. Intense worldwide sales competition exists for all the Company's products. Both the industry and the Company face increasing competition from producers of certain materials such as aluminum, composites, plastics and concrete.

           The Company believes that certain of its raw material arrangements, particularly with respect to energy, and its current labor contract are favorable in relation to those of the domestic steel industry as a whole. However, the Company currently purchases iron ore pellets and a significant portion of its coal requirements from locations in the midwest and eastern United States, for which it has a transportation cost disadvantage. The Company believes that its geographic location enhances its ability to compete in the western United States, although it has a transportation disadvantage in midwestern and eastern markets.

           Product quality has improved significantly as a result of the Company's modernization efforts. The Company believes that its modernization efforts have enhanced the competitiveness of its products, particularly with respect to plate products. Standards of quality in the steel industry are, nevertheless, rising as buyers continually expect higher quality products. Foreign and domestic producers continue to invest heavily to achieve increased production efficiencies and product quality.

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

           Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills use ferrous scrap metal as their basic raw material and serve regional markets. These operations traditionally produced lower margin, commodity type steel goods such as bars, rods and structural products. A number of mini-mills, however, produce plate, coil and pipe products that compete directly with the Company's products. Several domestic mini-mills have been completed that produce wide plate in coil form, thereby competing with products produced by the Company. In addition, other mini-mills are planned. Thin slab/direct rolling techniques have also allowed mini-mills to produce some of the types of sheet products that have traditionally been supplied by integrated producers.

           Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially driven by fluctuations in the value of the United States dollar against several other currencies as well as the strength of the United States economy relative to foreign economies. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities.

           Historically, coiled and flat plate imports have represented approximately 20% of total U.S. consumption. In the summer of 1998, the steel industry began experiencing an unprecedented surge in imports. Approximately 40% of recent domestic plate and hot rolled sheet consumption has been supplied by imports. Imports have similarly increased in each of the Company's other product lines. The surge in imports from various countries in part is the result of depressed economies in various regions, which have greatly reduced steel consumption, causing steel producers to dramatically increase exports to the United States, one of the few strong markets for steel consumption. The Company, as well as other domestic steel producers, believes that foreign producers are selling product into the U.S. market at dumped prices and that domestic shipments and pricing have been adversely affected by unfairly traded imports.

           While a previous import surge in 1996 primarily involved only flat plate, the current surge includes all of the Company's products. As a result, from May 1998 to November 1998, the Company's plate and sheet prices fell by 12.2% and 12.7%, respectively. Concurrently, the Company has been forced to reduce production by approximately 50 percent, resulting in higher costs per ton and production inefficiencies, as well as a significant decline in operating results and cash flow. During September 1998 through November 1998, the Company's total shipments were approximately 302,000 tons as compared to 493,000 tons for the same period in 1997.

           On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot-rolled coiled steel imports form Russia, Japan and Brazil (the "Coiled Products Cases"). The group also filed a subsidy (countervailing duty) case against Brazil. In mid November 1998, the International Trade Commission (the "ITC") made a unanimous affirmative preliminary determination. Preliminary dumping margins will be announced by the Department of Commerce ("DOC") in February 1999, with final margins announced between May-July 1999. The ITC is expected to make its final injury determination between July-September 1999. If affirmative, the final determinations by the ITC and DOC will result in duties against imported hot-rolled coil products from the offending countries. Under applicable law, the U.S. Administration may settle some or all of the cases if the settlement has the effect of removing the injury or threat of injury caused by the imports. Settlements, called suspension agreements, typically involve import volume and/or price limitations

           Imports of hot-rolled coil products from the subject countries that arrive in the U.S. after mid-November 1998 are at risk that duties eventually imposed in the Coiled Products Cases could be applied retroactively to that date. Consequently, the Company expects that such imports will likely decline. As a result, the Company expects that its production levels, shipments and pricing of those products will increase as imports decline and excess inventory levels are reduced. There is, however, no assurance that the trade cases will be successful, that duties will be imposed, that imports from countries not named in the Coiled Products Cases will not increase or that domestic shipments or prices will rise.

           The Company continues to monitor imports of all its products and will very likely file additional trade cases or take other trade action in the future. Existing trade laws and regulations may be inadequate to the adverse impact of such an unprecedented world financial crisis practices; consequently, imports could pose continuing or increasing problems for the domestic steel industry and the Company.

           A five year sunset review of anti-dumping countervailing duty orders against the countries on plate will begin November 1999 and should be concluded by the end of 2000. The Company and other U.S. producers will participate in these reviews in support of a five year extension of these orders. The outcome of these reviews cannot currently be predicted.

ENVIRONMENTAL MATTERS

           Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharge, and solid and hazardous waste disposal.

           The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $2.0 million for environmental capital improvements in fiscal years 1999 and 2000. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

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

           Under the acquisition agreement between the two parties, the Company and USX agreed to share on an equal basis the first $20 million of costs incurred by either party to satisfy any government demand for studies, closure, monitoring, or remediation at specified waste sites or facilities or for other claims under CERCLA or the Resource Conservation and Recovery Act. The Company is not obligated to contribute more than $10 million for the clean-up of wastes generated prior to the acquisition. The Company believes that it has paid the full $10 million necessary to satisfy its obligations under the cost-sharing arrangement. USX has advised the Company, however, of its position that a portion of the amount paid by the Company may not be properly credited against Geneva's obligations. Although the Company believes that USX's position is without merit, there can be no assurance that this matter will be resolved without litigation. The Company and USX have similarly had several disagreements regarding the scope and actual application of USX's indemnification obligations. The Company's ability to obtain indemnification from USX in the future will depend on factors which may be beyond the Company's control and may be subject to litigation.


ITEM 2.  PROPERTIES.

           The Company's principal properties consist of the approximately 1,400-acre site on which the steel mill and related facilities are located, the Company's iron ore mines in southern Utah and the limestone quarry near the steel mill. The Company also leases from the State of Utah, under a lease expiring in 2016, a site which includes a retention pond. The retention pond is a significant part of the Company's water pollution control facilities. Although the Company's facilities are generally suitable to its needs, the Company believes that such facilities will continue to require future improvements and additional modernization projects in order to remain competitive. See Item 1. "Business--Capital Projects" and "--Competition and Other Market Factors."

ITEM 3.  LEGAL PROCEEDINGS.

           On February 25, 1997, the Company filed a state court complaint against Commerce & Industry Insurance Co. ("C&I"), a New York Corporation, alleging that C&I had breached its insurance contract with Geneva by failing to pay Geneva's claim for the losses it incurred on January 25 and 26, 1996 and subsequent thereto when it lost its internal generator. C&I removed the case to the United States District Court for the District of Utah. The case continued during 1997 and 1998 with the parties conducting further investigation and discovery of the claims.

           On August 11, 1998, the Company and C&I reached a settlement of the litigation. Under the terms of the settlement, C&I agreed to pay the Company $24.5 million to resolve all outstanding issues. The Company's insurance carrier under the primary layer of insurance paid the Company $5 million in the fall of 1996. Including the Company's $1 million deductible, the settlement reflects an overall-resolution of the claim in the amount of $30.5 million. The settlement was achieved through third party mediation.

           In addition to the matters described under Item 1. "Business--Environmental Matters", the Company is a party to routine legal proceedings incidental to its business. In the opinion of management, after consultation with its legal counsel, none of the proceedings to which the Company is currently a party to are expected to have a material adverse effect on the Company's financial condition or results of operation.


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

Fiscal Year Ended September 30, 1997               HIGH            LOW
                                                 --------        --------
        First Quarter ended December 31          $4 1/2          $2 3/4
        Second Quarter ended March 31             3 5/8           2
        Third Quarter ended June 30               3 1/2           2 1/4
        Fourth Quarter ended September 30         4 1/4           2 5/8

Fiscal Year Ended September 30, 1998               HIGH            LOW
                                                 --------        --------
        First Quarter ended December 31          $3 7/8          $1 15/16
        Second Quarter ended March 31             3 11/16         1 15/16
        Third Quarter ended June 30               4 1/4           2 1/4
        Fourth Quarter ended September 30         2 5/8           1 3/16


           As of November 30, 1998, the Company had 14,700,478 shares of Class A Common Stock outstanding, held by 654 stockholders of record, and 19,151,348 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock.

           The Company currently anticipates that it will retain all available funds to finance its capital expenditures and other business activities, and it does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving credit facility and senior notes restrict the amount of dividends that the Company may pay. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements included in this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

           The information required by this Item is incorporated by reference to pages 4 through 5 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information required by this Item is incorporated by reference to pages 6 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is incorporated by reference to pages 16 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Nominees for Election as Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in March 1999. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

           The information required by this Item is incorporated by reference to the sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in March 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in March 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this Item is incorporated by reference to the section entitled, "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in March 1999.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

           (a)       Documents Filed:

                     1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference in Item 8 of this Report:

                               -   Report of Independent Public Accountants

                               - Consolidated Balance Sheets at September 30, 1998 and 1997

                               - Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

                               -   Consolidated Statements of Stockholders'
                                   Equity for the years ended September 30, 1998, 1997 and 1996

                               - Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

                               -   Notes to Consolidated Financial Statements

                     2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

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

           (b)       Reports on Form 8-K

                     None.

           (c)       Exhibits


  EXHIBIT                                                                                      INCORPORATED             FILED
    NO.                                             EXHIBIT                                    BY REFERENCE            HEREWITH
-----------      ---------------------------------------------------------------------     --------------------     --------------
    3.1          Revised Articles of Incorporation of the Registrant                               (1)
    3.2          Articles of Amendment dated February 17, 1993 to the Registrant's                 (2)
                 Revised Articles of Incorporation

  EXHIBIT                                                                                      INCORPORATED             FILED
    NO.                                             EXHIBIT                                    BY REFERENCE            HEREWITH
-----------      ---------------------------------------------------------------------     --------------------     --------------
    3.3          Articles of Amendment dated March 12, 1993 to the Registrant's                    (3)
                 Revised Articles of Incorporation
    3.4          Restated Bylaws of the Registrant                                                                        X
    4.1          Specimen Certificate of the Registrant's Class A Common Stock, no                 (1)
                 par value
    4.2          Specimen Certificate of the Registrant's Series B Preferred Stock,                (4)
                 no par value
    4.3          Rights Agreement dated as of May 19, 1997, between Registrant and                 (5)
                 Rights Agent
   10.1          Asset Sales Agreement between USX and the Registrant dated as of                  (1)
                 June 26, 1987, as Amended and Restated August 31, 1987
   10.2          Registration Rights Agreement among the signatories listed on the                 (1)
                 signature pages thereof and the Registrant dated November 6, 1989
   10.3          License Agreement between ENSR Corporation and the Registrant                     (1)
                 dated December 8, 1988
   10.4          Second Amended and Restated Revolving Credit Agreement among                      (6)
                 the Registrant, the Lender Parties named therein, Citicorp U.S.A.,
                 Inc. and Heller Financial Inc., dated May 14, 1996
   10.5          Amendment to Second Amended and restated Revolving Credit                                                X
                 Agreement dated May 1, 1998
   10.6          Amendment No. 2 to Second Amended and Restated Revolving                                                 X
                 Credit Agreement dated September 30, 1998
   10.7          Second Amended and Restated Security Agreement dated May 14,                      (6)
                 1996
   10.8          Amended and Restated Sales Representation Agreement between                                              X
                 Mannesmann Pipe & Steel Corporation and the Registrant dated
                 October 30, 1998
   10.9          Geneva Steel Key Employee Plan                                                    (7)
   10.10         Amendment to Geneva Steel Key Employee Plan dated May 12,                         (8)
                 1991
   10.11         Form of Non-Statutory Stock Option Agreement                                      (1)
   10.12         Management Employee Savings and Pension Plan, as Amended and                      (9)
                 Restated generally effective January 1, 1994, dated as of July 3,
                 1995
   10.13         Amendment No. 1 to the Geneva Steel Management Employee                           (10)
                 Savings and Pension Plan, effective as of January 1, 1997, dated
                 June 25, 1997
   10.14         Form of revised Executive Split Dollar Insurance Agreement                        (11)
   10.15         Form of revised Executive Supplemental Retirement Agreement                       (11)

  EXHIBIT                                                                                      INCORPORATED             FILED
    NO.                                             EXHIBIT                                    BY REFERENCE            HEREWITH
-----------      ---------------------------------------------------------------------     --------------------     --------------
   10.16         Union Employee Savings and Pension Plan, as Amended and                           (12)
                 Restated effective January 1, 1995, dated as of August 13, 1997
   10.17         Collective Bargaining Agreement between United Steelworkers of                                           X
                 America and the Registrant ("Collective Bargaining Agreement")
                 dated May 1, 1998
   10.18         Agreement between Union Carbide Industrial Gases, Inc. and the                    (7)
                 Registrant dated July 12, 1990, as amended August 3, 1990 (the
                 "Union Carbide Agreement")
   10.19         Amendment to the Union Carbide Agreement dated December 1,                        (11)
                 1992
   10.20         Oxygen Supply Agreement between Air Liquide America                               (12)
                 Corporation and the Registrant dated June 10, 1997
   10.21         Coilbox License Agreement between Stelco Technical Services                       (1)
                 Limited and the Registrant dated August 23, 1989
   10.22         License Agreement for the K-OBM Process between                                   (1)
                 Klockner Contracting and Technologies GmbH and the Registrant
                 dated November 25, 1989
   10.23         Special Use Lease Agreement No. 897 between the State of Utah                     (11)
                 and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992
   10.24         Indenture dated as of January 15, 1994 between the Registrant and                 (13)
                 Bankers Trust Company, as Trustee, including a form of 9 1/2%
                 Senior Note due 2004
   10.25         Indenture dated as of March 15, 1993 between the Registrant and                   (3)
                 The Bank of New York, as Trustee, including a form of 11 1/8%
                 Senior Note due 2001
   10.26         License Agreement relating to the desulfurization process between                 (1)
                 BS&B Engineering Company, Inc. and the Registrant dated March
                 1, 1990
   10.27         Lo-Cat(R)Licensing Agreement between ARI Technologies, Inc. and                   (7)
                 the Registrant dated April 16, 1990
   10.28         Agreement relating to the closure of hazardous waste surface                      (7)
                 impoundments between USX Corporation, the Registrant and
                 Duncan Lagnese Associates, Incorporated dated October 22, 1990
   10.29         Agreement for Sale and Purchase of Coke between the Registrant                    (14)
                 and Pacific Basin Resources (a division of Oxbow Carbon and
                 Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
                 Agreement")
   10.30         First Amendment to the Oxbow Coke Agreement dated April 11,                       (15)
                 1996
   10.31         Agreement for the Sale and Purchase of Coal between the Registrant                (16)
                 and Oxbow Carbon and Minerals, Inc. dated February 19, 1996, effective as of April 1, 1994

  EXHIBIT                                                                                      INCORPORATED             FILED
    NO.                                             EXHIBIT                                    BY REFERENCE            HEREWITH
-----------      ---------------------------------------------------------------------     --------------------     --------------
   10.32         Warrant Agreement dated as of March 16, 1993 between the                          (2)
                 Registrant and The Bank of New York, as Warrant Agent
   10.33         Form of Indenture between the Registrant and the Trustee thereunder               (3)
                 related to the Exchange Debentures, including a form of Exchange
                 Debenture
   10.34         Taconite Pellet Sales Agreement between USX Corporation and                       (17)
                 Geneva Steel dated May 31, 1995
   10.35         First Amendment to Taconite Pellet Sales Agreement between USX                    (12)
                 Corporation and the Registrant dated July 25,1997
   10.36         Second Amendment to Taconite Pellet Sales Agreement between                                              X
                 USX Corporation and Geneva Steel dated September 30, 1998
   10.37         Industrial Gas Supply Agreement between Air Liquide America                       (17)
                 Corporation and Geneva Steel dated June 8, 1995
   10.38         Geneva Steel Company 1996 Incentive Plan                                          (18)
   10.39         Form of Employment Agreement between Registrant and Certain                       (12)
                 Executive Officers
   13            Selected portions of the Registrant's Annual Report to Shareholders                                      X
                 for the year ended September 30, 1998 which are incorporated by reference in Parts II and IV of this Report
   23            Consent of Arthur Andersen LLP, independent public accountants                                           X
   27            Financial Data Schedule                                                                                  X

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

      (12) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

      (18) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(d)   Financial Statement Schedule

      See page 18 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geneva Steel Company:

           We have audited in accordance with generally accepted auditing standards, the consolidated financial statements incorporated by reference in
Item 8 of this Form 10-K, and have issued our report thereon dated December 4, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 4, 1998

                              GENEVA STEEL COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                             (Dollars in Thousands)

                                                       Additions
                                         Balance at    Charged to    Deductions,      Balance
                                         Beginning     Costs and       Net of         at End
Description                               of Year       Expenses     Recoveries       of Year
-----------                              ----------    ----------    ----------       -------
Year Ended September 30, 1998
  Allowance for doubtful accounts         $4,564        $6,923        $(5,076)        $6,411
                                          ======        ======        =======         ======

Year Ended September 30, 1997
   Allowance for doubtful accounts        $4,031        $6,558        $(6,025)        $4,564
                                          ======        ======        =======         ======

Year Ended September 30, 1996
   Allowance for doubtful accounts        $2,012        $8,616        $(6,597)        $4,031
                                          ======        ======        =======         ======

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1998.

                                        GENEVA STEEL Company


                                        By: /s/ Joseph A. Cannon
                                            ------------------------------------
                                            Joseph A. Cannon, Chairman of the
                                              Board and Chief Executive Officer

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

           Signature                                           Title                                               Date
           ---------                                           -----                                               ----
/s/ Joseph A. Cannon                          Chairman of the Board and Chief                                December 28, 1998
-------------------------------------           Executive Officer (Principal executive officer)
Joseph A. Cannon


/s/ Robert J. Grow                            President and Director                                         December 28, 1998
-------------------------------------
Robert J. Grow


/s/ Ken C. Johnsen                            Executive Vice President, Secretary                            December 28, 1998
-------------------------------------           and General Counsel
Ken C. Johnsen


/s/ Dennis L. Wanlass                         Vice President, Treasurer and Chief                            December 28, 1998
-------------------------------------           Financial Officer
Dennis L. Wanlass                               (Principal financial and accounting officer)


/s/ Alan C. Ashton                            Director                                                       December 28, 1998
-------------------------------------
Alan C. Ashton


/s/ K. Fred Skousen                           Director                                                       December 28, 1998
-------------------------------------
K. Fred Skousen


/s/ R. J. Shopf                               Director                                                       December 28, 1998
-------------------------------------
R. J. Shopf


/s/ Kevin S. Flannery                         Director                                                       December 28, 1998
-------------------------------------
Kevin S. Flannery


/s/ Gregory T. Hradsky                        Director                                                       December 28, 1998
-------------------------------------
Gregory T. Hradsky