Form 10-K/A
period 1998-09-30
GENEVA STEEL CO
filed 1999-03-12
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.

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


                                                              Name of Each Exchange on
        Title of Each Class                                      Which Registered
       CLASS A COMMON STOCK,
           NO PAR VALUE
       WARRANTS TO PURCHASE
       CLASS A COMMON STOCK

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Class A Common Stock on the New York Stock Exchange per share on January 19, 1999, was approximately $7,441,955. Shares of Class A Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. As of January 19, 1999, the Registrant had 14,975,265 and 18,451,348 shares of Class A and Class B Common Stock, respectively, outstanding.



================================================================================

                                 AMENDMENT NO. 1

         The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1998, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part III, Items 10 through 13, as a part of this report on Form 10-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information with respect to the executive officers and directors of the Company:


NAME                                       AGE       POSITION
----                                       ---       --------
Joseph A. Cannon.......................    49        Chairman of the Board and Chief Executive Officer
Ken C. Johnsen.........................    40        Executive Vice President, General Counsel and Director
Dennis L. Wanlass......................    49        Vice President, Treasurer and Chief Financial Officer
Tim Clark..............................    34        Vice President of Manufacturing
Carl E. Ramnitz........................    51        Vice President of Human Resources
Robert J. Grow.........................    49        Director
R. J. Shopf............................    64        Director
Alan C. Ashton.........................    55        Director
K. Fred Skousen........................    56        Director
Kevin S. Flannery......................    54        Director
Gregory T. Hradsky.....................    38        Director

         The following sets forth the background of each of the Company's executive officers and directors, including the principal occupation of those individuals for the past five years:

         JOSEPH A. CANNON has been a director of the Company since its inception in February 1987, and has served as Chairman of the Board of Directors from March 1987 to the present. Mr. Cannon served as President of the Company from July 1987 to May 1991 and as Chief Executive Officer from July 1987 to July 1991. Following an absence from July 1991 to October 1992, Mr. Cannon returned to the Company as Chief Executive Officer and has continued to serve in such capacity. From February 1985 to September 1987, Mr. Cannon was engaged in the private practice of law with Pillsbury, Madison & Sutro in its Washington, D.C. office, specializing in environmental law. From May 1981 to February 1985, he was employed in various capacities by and became Assistant Administrator of the Environmental Protection Agency. As Assistant Administrator, Mr. Cannon was responsible for the development, implementation and enforcement of federal air quality and radiation regulations throughout the United States.

         KEN C. JOHNSEN has been Executive Vice President and General Counsel of the Company since November 1997 and has served as Secretary of the Company since February 1992. He served as Vice President and General Counsel from November 1991 to November 1997 and as Manager of Special Projects for the Company from February 1991 through October 1991. From 1986 to 1991, Mr. Johnsen was engaged in the private practice of law with Parr Waddoups Brown Gee & Loveless, specializing in corporate counseling and civil litigation. Mr. Johnsen received his law degree from Yale Law School and a B.A. degree in Finance from Utah State University.

         DENNIS L. WANLASS has been Vice President, Treasurer and Chief Financial Officer of the Company since September 1989 and was Controller of the Company from January 1988 to September 1989. Before joining the Company, Mr. Wanlass was employed by Eastman Christensen, then a joint venture of Norton Company and Texas Eastern, in various accounting and financial capacities. From 1970 to 1975, he was employed by KPMG, an international accounting and consulting firm. Mr. Wanlass has a B.S. in Accounting from the University of Utah and is a certified public accountant.

         TIM CLARK has been Vice President of Manufacturing since May 1997. He has been employed by the Company since 1993 in several positions, including Project Manager--Plate Finishing and Shipping, Director of Corporate

Communications, Director--Delta Project and Assistant to the President. Mr. Clark obtained B.A. and M.A. degrees from Brigham Young University and the University of Utah in 1988 and 1993, respectively.

         CARL E. RAMNITZ has been Vice President of Human Resources since October 1988 and was Vice President of Human Resources and Public Affairs of the Company from September 1987 to September 1988. Prior to joining the Company, he was employed by USX for 18 years in various employment and labor related capacities, most recently as Manager of Employee Relations for the Geneva Steel plant before it was acquired by the Company and for USX's Pittsburgh, California steel plant.

         ROBERT J. GROW served as President of the Company from May 1991 to January 1999 and served as Chief Operating Officer from December 1989 until December, 1998. Mr. Grow was elected 1996 Chairman of the American Iron & Steel Institute ("AISI"). AISI is the premier industry association for steel companies in the United States, Canada and Mexico. From August 1988 to December 1989, he was employed by the Company in various capacities, including Vice President, Executive Vice President and General Counsel. He has served as a director of the Company from its inception. From 1976 to September 1987, Mr. Grow was engaged in the private practice of law with the Salt Lake City, Utah law firm of Parr Waddoups Brown Gee & Loveless, specializing in real property and general corporate law. Mr. Grow also holds a B.S. degree in Electrical Engineering from the University of Utah.

         R. J. SHOPF has been a director of the Company since September 1989 and served as an independent advisor to the Company from March 1988 to September 1989. Mr. Shopf currently serves as the Chairman of the Board for companies which own and operate two Ruth's Chris Steak Houses and the Montgomery Inn Restaurant in Indianapolis. He is also the President of Southwest Business Associates, a consulting company (a position which he previously held from 1984 to February 1988, and from January 1989 to October 1992), and has served in this capacity since August 1994. Mr. Shopf served as President and Chief Executive Officer of Pioneer Chlor Alkali, Inc. ("Pioneer") from August 1993 until August 1994. Mr. Shopf also served as President of Imperial West Chemical Company, an affiliate of Pioneer, from January 1992 until August 1994, and as President of All Pure Chemical Company, also an affiliate of Pioneer, from October 1992 until August 1994. Mr. Shopf obtained an MBA degree from the Harvard Graduate School of Business Administration in 1959.

         ALAN C. ASHTON has been a director of the Company since November 1996. Dr. Ashton co-founded the former WordPerfect Corporation ("WordPerfect"), a software applications company. Dr. Ashton served as an executive officer and a director of WordPerfect and its subsidiaries for over five years, including as Co-Chairman of the Board of Directors of WordPerfect from January through June 1994, and as President and Chief Executive Officer of WordPerfect from January 1993 through December 1993. He served as a director of Novell, Inc. from June 1994 until he resigned in December 1996. Dr. Ashton and his wife, Karen, are co-founders of Thanksgiving Point in Lehi, Utah. He is currently serving on the Board of Directors for Infobases, Bookcraft, Brigham Young University's Lighting the Way Campaign, and the Division of Business and Economic Development.

         K. FRED SKOUSEN is currently Advancement Vice President of Brigham Young University. Formerly, he was the Dean of the Marriott School of Management at BYU for nine years. Prior to that, Dr. Skousen held the Peat Marwick Mitchell Professorship and, from 1974 to 1983, served as Director of the School of Accountancy at BYU. Dr. Skousen is a certified public accountant.

         KEVIN S. FLANNERY has been, since 1993, President of Whelan Financial Corp., a New York company engaged in management of investments. He previously served as Senior Managing Director of Bear Stearns, an investment banking firm, for 16 years.

         GREGORY T. HRADSKY is the President of Bellport Capital Corp., a private investment company, which was founded in May 1998. Mr. Hradsky was Managing Director of UBS Securities LLC, a New York based investment banking firm from 1991 to 1998. Prior to that, Mr. Hradsky was a member of the Distressed Securities Group and High Yield Research Department at The First Boston Corporation from 1988 to 1991. He began his career at T. Rowe Price Associates in 1983. Mr. Hradsky received a MBA in Finance from the Wharton School in 1988 and a BA from Loyola College in 1982.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC and the New York and Pacific Stock Exchanges. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company noted that all required forms were timely filed during the past fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION.

         The compensation of Joseph A. Cannon, the Company's Chief Executive Officer, and the four other most highly paid executive officers (collectively, the "Named Executive Officers") is discussed in the following tables and in a report from the Compensation Committee of the Board of Directors.


SUMMARY COMPENSATION TABLE

         The following table sets forth, for the fiscal years ended September 30, 1998, 1997 and 1996, the compensation paid to the Company's Named Executive Officers.

                                                                                               LONG-TERM COMPENSATION
                                                                                 ---------------------------------------------------
                                             ANNUAL COMPENSATION                          AWARDS                    PAYOUTS
                               ------------------------------------------------  -------------------------  ------------------------
                                                                                 RESTRICTED    SECURITIES
                                                                  OTHER ANNUAL     STOCK       UNDERLYING     LTIP       ALL OTHER
          NAME AND                        SALARY        BONUS     COMPENSATION    AWARD(S)      OPTIONS     PAYOUTS    COMPENSATION
     PRINCIPAL POSITION         YEAR      ($)(1)       ($)(2)          ($)         ($)(3)        (#)(4)       ($)        ($)(5)
-----------------------------  -------  -----------  -----------  -------------  ----------   ------------  --------   -------------
Joseph A. Cannon                1998      487,724         44,201     12,430          0              68,771      0         17,980
Chief Executive                 1997      463,337         50,932     13,858          0             100,000      0         16,726
Officer                         1996      487,964         54,791     12,924          0              12,000      0         17,390

Robert J. Grow                  1998      434,985         39,421     12,430          0              58,497      0         17,980
President                       1997      413,236         45,425     13,858          0             123,000      0         16,726
                                1996      435,200         48,867     12,924          0              11,000      0         17,390

Richard D. Clayton              1998      291,759         26,441     12,430          0              39,175      0         16,878
Senior Vice President of        1997      277,171         30,468     13,858          0             109,500      0         17,362
Marketing and Distribution      1996      291,902         32,776     12,924          0               9,000      0         16,199

Ken C. Johnsen                  1998      275,010         24,455      8,859          0              31,589      0         16,724
Executive Vice President        1997      200,220         21,886      9,073          0              50,000      0         14,021
and General Counsel             1996      195,083         22,050      9,307          0               9,000      0         17,077

Dennis L. Wanlass               1998      196,275         17,788      5,757          0              29,627      0         17,837
Vice President and              1997      186,461         20,497      9,073          0              84,500      0         15,650
Chief Financial Officer         1996      196,371         22,050      9,827          0               7,000      0         18,190


----------
(1) Includes compensation deferred or accrued at the election of the Named Executive Officer under the Company's Management Employee Savings and Pension Plan (the "Management Plan").
(2) Represents payments under the Company's Performance Dividend Plan in such years. Amounts for all three years represent only Performance Dividend Payments payable to all management and union employees based upon the Company's volume of product shipments.
(3) None of the Named Executive Officers received any restricted stock awards during the three years presented, nor did any of them hold any such stock as of September 30, 1998.
(4) 1997 option grants represent new options granted on February 20, 1997 and the repricing on March 26, 1997 of options granted to the Named Executive Officers in fiscal year 1991. The number of replacement options reflected as 1997 grants are as follows: Robert J. Grow, 33,000; Richard D. Clayton, 49,500 and Dennis L. Wanlass, 39,500.
(5) Includes contributions made by the Company pursuant to the Management Plan and the dollar value of premiums paid by the Company pursuant to the Company's split dollar life insurance plan. For fiscal year 1998, such amounts were as follows: Joseph A. Cannon, $14,400 Company contributions, $3,580 insurance premiums; Robert J. Grow, $14,400 Company contributions, $3,580 insurance premiums; Richard D. Clayton, $14,400 Company contributions, $2,478 insurance premiums; Ken C. Johnsen, $14,400 Company contributions, $2,324 insurance premiums and Dennis L. Wanlass, $14,400 Company contributions, $3,437 insurance premiums.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to individual grants of stock options made by the Company to the Named Executive Officers during the fiscal year ended September 30, 1998. The Company did not grant any stock appreciation rights during the fiscal year ended September 30, 1998.


                                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED ANNUAL RATES OF
                                                                                                     STOCK  PRICE APPRECIATION
                                                    INDIVIDUAL GRANTS                                     FOR OPTION TERM
                               ------------------------------------------------------------------    -------------------------
                                                    PERCENT OF
                                  NUMBER OF        TOTAL OPTIONS
                                  SECURITIES        GRANTED TO         EXERCISE OR
                                  UNDERLYING       EMPLOYEES IN         BASE PRICE    EXPIRATION
         NAME                  OPTIONS GRANTED(#)   FISCAL YEAR         ($/SH)(3)         DATE            5%($)       10%($)
         ----                  ------------------   -----------         ---------         ----            -----       ------
Joseph A. Cannon                    48,771(1)          16.6%               $3.000      12/19/07            --           --
                                    20,000(2)           6.8                 2.438      02/24/08            --           --

Robert J. Grow(4)                   43,497(1)          14.8                 3.000      12/19/07            --           --
                                    15,000(2)           5.1                 2.438      02/24/08            --           --

Richard D. Clayton(4)               29,175(1)          10.0                 3.000      12/19/07            --           --
                                    10,000(2)           3.4                 2.438      02/24/08            --           --

Ken C. Johnsen                      21,589(1)           7.3                 3.000      12/19/07            --           --
                                    10,000(2)           3.4                 2.438      02/24/08            --           --

Dennis L. Wanlass                   19,627(1)           6.7                 3.000      12/19/07            --           --
                                    10,000(2)           3.4                 2.438      02/24/08            --           --

(1) The market price of the underlying Class A Common Stock on the date of grant was $2.438 per share on December 19, 1997 and $2.063 per share on February 24, 1998, respectively.

(2) Fifty percent of the options granted to the Named Executive Officers on February 24, 1998 became exercisable on February 24, 1999 and the balance become exercisable on February 24, 2000.

(3) The options granted on December 19, 1997 become immediately exercisable in full on next business day following the tenth consecutive trading day that the per share closing sales price of the Class A Common Stock, as reported on the NYSE, is $5.00 or greater.

(4) Richard D. Clayton and Robert J. Grow resigned from the Company on December 31, 1998 and January 21, 1999, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information with respect to the exercise of options to acquire shares of the Company's Class A Common Stock by the Named Executive Officers during the fiscal year ended September 30, 1998, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on September 30, 1998.

                                                      NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS AT
                                                         AT SEPTEMBER 30, 1998(#)         SEPTEMBER 30, 1998($)
                        SHARES ACQUIRED     VALUE      ----------------------------    ----------------------------
        NAME            ON EXERCISE (#)  REALIZED ($)  EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----            ---------------  ------------  -----------    -------------    -----------    -------------
Joseph A. Cannon               0              0           74,000        130,771        $    --          $   --
Robert J. Grow                 0              0          100,000        114,497             --              --
Richard D. Clayton             0              0          112,700         79,975             --              --
Ken C. Johnsen                 0              0           82,400         66,189             --              --
Dennis L. Wanlass              0              0           88,600         60,527             --              --


DIRECTOR COMPENSATION

         Directors who are not employees of the Company are paid a director's fee of $22,000 per year for serving on the Board of Directors, $3,000 per year for serving as chairman of any committee, $1,500 for each Board meeting attended, $750 for each telephonic board meeting, and $1,000 for each committee meeting attended. Directors may also receive a fee of between $750 and $1,000 per day for other significant service to the Company. Mr. Shopf serves as outside "lead" director for which he receives an additional $12,000 per year. All directors are also reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board and committee meetings.

         Under the Geneva Steel Company 1996 Incentive Plan (the "Incentive Plan"), each nonemployee director is granted an option to purchase 4,000 shares of the Company's Class A Common Stock upon appointment or election and each nonemployee director who is serving on the first business day on or after January 1 of each calendar year is granted an option to purchase 2,000 shares. Options are exercisable for ten years at the fair market value of the shares on the date of grant and are subject to a vesting schedule.

         In addition, each nonemployee director who serves for not less than five years receives a deferred compensation payment in each of the five years after termination of service in the amount of the retainer paid to such director for services as a director during the year preceding termination of such services. If a nonemployee director's service is terminated prior to five years of service by reason of death or disability, deferred compensation is paid for a period equal to the period for which the director served.


COMPENSATION COMMITTEE REPORT

         This Report of the Compensation Committee (the "Committee") of the Board of Directors describes the overall compensation goals and policies applicable to the executive officers of Geneva, including the bases for determination of the compensation of executive officers for fiscal year 1998. The Report also discusses the setting of 1998 compensation of Mr. Cannon. The term "Executive Officers" is used below to refer to the executive officers of Geneva other than Mr. Cannon.

         Composition and Functions of the Committee. The Compensation Committee of the Board of Directors of Geneva is comprised entirely of independent, nonemployee directors. Subject to any action which may be taken by the full Board of Directors, the Board has delegated to the Committee the authority:

         - To determine the compensation of Joseph A. Cannon, Chairman of the Board and Chief Executive Officer of Geneva, including discretionary bonuses;

         - To approve, upon recommendations by Mr. Cannon, the compensation arrangements of Executive Officers of Geneva, including the Named Executive Officers identified in the Summary Compensation Table above; and

         - To carry out the duties and responsibilities of the Board of Directors regarding Geneva's other compensation plans, including administering and making awards under Geneva's option plans to Mr. Cannon, the Executive Officers and other managers and key employees of Geneva.

         Compensation Philosophy and Objectives. The Committee believes that compensation of Geneva's executive officers should be set at a competitive level and be based upon the Company's overall financial performance, achievement of strategic goals, and individual performance, with a view toward increasing value of the Company. Within this overall philosophy, the following principles guide Geneva's compensation policies for executive officers:

         - Provide competitive levels of compensation that enable Geneva to attract and retain experienced, talented executive officers;

         - Compensate executive officers based on the Company's progress toward achievement of its short and long-term strategic and financial goals;

         - Compensate executive officers based on the performance of the individual executive officer, and his contribution to the Company's performance; and

         - Maintain and strengthen the incentive for executive officers to increase the value of the Company.

The Committee believes that adherence to these objectives is essential to attracting and retaining highly-qualified officers whose contributions are necessary for the growth and success of Geneva. Information concerning the specific implementation of these policies in the 1998 compensation arrangements of the Executive Officers and Mr. Cannon is provided below. The Committee believes that the $1.0 million compensation deduction cap recently promulgated under the Internal Revenue Code currently has no effect on the Company's compensation policies.

         Annual Salaries. Salaries of Executive Officers are generally reviewed on an annual basis at the end of the fiscal year and adjustments made based on the Committee's subjective evaluation of the individual's performance and the Company's performance, taking into account both qualitative and quantitative factors. Among the factors considered by the Committee have been the recommendations of Mr. Cannon and the importance of retaining key Executive Officers. Subject to Board approval, the Committee makes compensation decisions concerning the Executive Officers. Salary levels for fiscal year 1998 were generally not increased because, in the Committee's judgment, the Company's operating performance did not warrant increases. Except in the case of three Executive Officers who recently undertook significantly greater management responsibilities, there were no increases in base compensation of Executive Officers. During the year, the Committee did, however, restore a previous salary reduction taken voluntarily by the Executive Officers and Mr. Cannon. The Compensation Committee has also relied on compensation surveys of executives with comparable responsibilities at peer companies. These surveys have been prepared at periodic intervals by the compensation consulting firm of William E. Mercer.

         Incentive Bonuses. In fiscal 1998, Geneva continued to make awards under the Performance Dividend Plan (the "Performance Plan") established in June 1993, which provides for the monthly payment of additional cash compensation as a percentage of base compensation to all management employees based upon the Company's product shipments. Cash payments made to Executive Officers under the Performance Plan during fiscal 1998 were determined according to the same formula used to determine payments to all other management employees. No discretionary bonuses were paid to any Executive Officers.

         Stock Options. The Company's Incentive Plan and Key Employee Plan permit the award of options to purchase Class A Common Stock to executive officers, managers and key employees. The award of stock options is intended to align the interests of Executive Officers with the shareholders by providing the Executive Officers with an incentive to bring about increases in the price of Class A Common Stock. Geneva's general policy is to award options to purchase

Class A Common Stock at a price that equals or exceeds market price on the date of grant. Accordingly, the Executive Officers derive a financial benefit from an option only if the price of Class A Common Stock increases. With one exception, options grants have not had performance contingencies, but realization of the value provided through the options has generally required the Executive Officer to remain employed by Geneva until the options vest. Historically, options have vested at the rate of 40 percent of the underlying shares at the end of two years following the grant and an additional 20 percent each year thereafter. The Committee modified the vesting schedule of options granted in fiscal 1997 and 1998 so that 50 percent become vested after one year and the balance after two years. The modification to the vesting schedule was made in recognition of the historical volatility of the Company's Common Stock and a desire to increase the incentive represented by the grant of stock options to Executive Officers. The options are generally exercisable for ten years from the date of grant at a price equal to 100 percent of the fair market value of the underlying shares on such date. Because each of Messrs. Cannon and Grow beneficially own more than 10 percent of the voting power of the Company, applicable tax laws require that incentive stock options granted to them must be exercisable for no more than five years at a price equal to the 110 percent of the fair market value on the date of grant.

         In fiscal 1998, the Company awarded 294,486 options to purchase Class A Common Stock to Executive Officers of the Company. The number of options awarded to Executive Officers was based upon the Committee's desire to maintain and strengthen the incentive for Executive Officers to increase the price of the Class A Common Stock.

         Compensation of Chief Executive Officer. For the reasons discussed above with respect to the Executive Officers, there was no increase in Mr. Cannon's base salary in fiscal 1998, other than the restoration of a previous voluntary salary reduction. During the 1998 fiscal year, Mr. Cannon received additional compensation of $44,201, pursuant to the Performance Plan, based upon the formula applicable to 911 Executive Officers and management employees. Mr. Cannon was also granted options for the purchase of 68,771 shares of Class A Common Stock for the reasons stated above with respect to the Executive Officers. Mr. Cannon did not receive a discretionary bonus.

         Other Compensation Plans. The Company maintains insurance and retirement agreements with certain of its Executive Officers and managers, including Mr. Cannon and the Named Executive Officers, which provide for payment of a death benefit (net of premiums paid and recovered by the Company) to a designated beneficiary or for payment of a retirement benefit upon reaching age
62. Geneva also has a number of other broad-based employee benefit plans in which Executive Officers participate on the same terms as other employees meeting the eligibility requirements, subject to any legal limitations on amounts that may be contributed to or benefits payable under the plans.

         Submitted by the Compensation Committee of the Board of Directors:

                                        R.J. Shopf
                                        K. Fred Skousen
                                        Alan C. Ashton

PERFORMANCE GRAPH

         The following graph shows a comparison of cumulative total shareholder return on the Company's Class A Common Stock, calculated on a dividend reinvested basis, from September 30, 1993 through September 30, 1998, compared with the S&P 500 Index and the S&P Steel Index.




                                     [GRAPH]
















                                     SEP-93            SEP-94            SEP-95            SEP-96            SEP-97          SEP-98
Geneva Steel                          $100              $147              $ 64              $ 26              $ 30            $ 10
S&P(R)500                             $100              $104              $135              $162              $227            $248
S&P(R)Iron & Steel Index              $100              $129              $ 91              $ 90              $105            $ 76

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 19, 1999 with respect to the beneficial ownership of shares of the Class A Common Stock and Class B Common Stock by each person known by the Company to be the beneficial owner of more than 5 percent of either of such classes of Common Stock, by each director or nominee, by each of the Named Executive Officers, and by all directors and officers as a group. The number of Class A Shares listed below does not include Class A Shares issuable upon conversion of Class B Shares. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding securities, excluding treasury shares held by the Company, and are based on 14,975,265 shares of Class A Common Stock and 18,451,348 shares of Class B Common Stock.

                                                                         BENEFICIAL OWNERSHIP
                                                                        AS OF JANUARY 19, 1999*
                                                                    -------------------------------
                                                                   NUMBER OF         PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER                                SHARES              OUTSTANDING
------------------------------------                                ------              -----------
CLASS A COMMON STOCK:
Robert J. Grow ...................................                 120,600(1)                **
Dennis L. Wanlass ................................                  88,600(2)                **
Alan C. Ashton ...................................                  50,000                   **
Ken C. Johnsen ...................................                  82,400(2)                **
Joseph A. Cannon .................................                  77,256(3)                **
R. J. Shopf ......................................                  15,000                   **
K. Fred Skousen ..................................                   2,500                   **
Kevin S. Flannery ................................                      --                   **
Gregory T. Hradsky ...............................                      --                   **
All directors and officers as a group (12 persons)                 535,956(4)

CLASS B COMMON STOCK(5):
Joseph A. Cannon .................................               9,442,204(6)              51.2
Robert J. Grow ...................................               8,855,319                 48.0
All directors and officers as a group (2 persons)               18,297,523                 99.2

----------

* Beneficial ownership as a percentage of the class for each person holding options exercisable within 60 days has been calculated as though shares subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.
**       Less than 1% of outstanding shares.
(1) Includes 100,000 shares subject to presently exercisable options and 15,500 shares owned by Mr. Grow's spouse which may be deemed to be beneficially owned by him. Mr. Grow disclaims beneficial ownership of the shares owned by his spouse.
(2)      Subject to presently exercisable options.
(3) Includes 3,156 shares held by Riverwood Limited Partnership, of which Joseph A. Cannon is general partner, and 74,000 shares subject to presently exercisable options.
(4)      Includes 443,400 shares subject to presently exercisable options.
(5) The Class B Common Stock is convertible into Class A Common Stock at a rate of ten shares of Class B Common Stock for one share of Class A Common Stock. If they were to convert their shares of Class B Common Stock into shares of Class A Common Stock, Mr. Cannon would beneficially own 1,021,476 shares of Class A Common Stock (including shares owned by Riverwood Limited Partnership), Mr. Grow would beneficially own 1,011,632 shares of Class A Common Stock (including shares owned by his spouse), and all directors and officers as a group would beneficially own 2,033,108 shares of Class A Common Stock (including all shares subject to presently exercisable options). In the event of such conversions, Mr. Cannon would own 6.1% of the outstanding Class A Common Stock, Mr. Grow would own 6.0% of the outstanding Class A Common Stock, and all directors and officers as a group would own 12.1% of the outstanding Class A Common Stock.
(6) Includes 828,013 shares held by Riverwood Limited Partnership, of which Joseph A. Cannon is general partner.


         Joseph A. Cannon and Robert J. Grow together beneficially own 99.2% of the outstanding shares of Class B Common Stock and 54.8% of the total voting power of the Company. They are therefore able to determine the outcome of fundamental corporate transactions such as the election of directors, amendments of the Company's articles of incorporation (except for certain amendments which are, by mandatory provisions of law, subject to a class vote of shareholders) and sale of all or substantially all of the Company's assets, and to prevent certain mergers or consolidations involving the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 27, 1996, the Company entered into an agreement to loan up to $500,000 to Joseph A. Cannon, its Chief Executive Officer. On September 27, 1996, October 4, 1996 and December 23, 1996, the Company loaned $250,000, $210,000 and $40,000, respectively. On February 13, 1997, the Company authorized an increase in the loan amount to $700,000 and advanced an additional $200,000. The loans were evidenced by promissory notes bearing interest at the rate of 8.53% and payable at the earlier of September 27, 1997 or demand for repayment by the Company. The loans were secured by interests in real and personal property owned by the Chief Executive Officer and an affiliated entity. On October 17, 1997, the Chief Executive Officer paid $240,000 on the loans and the payment date of the loans was extended to April 30, 1998. On December 17, 1997, the Chief Executive Officer paid an additional $400,000 on the loans. On November 24, 1998, the remaining balance was paid by the Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                        GENEVA STEEL COMPANY



                                        By:  \s\ DENNIS L. WANLASS
                                           Vice President, Treasurer and Chief
                                           Financial Officer




Dated:            March 10, 1999