Form 10-Q
period 1998-12-31
GENEVA STEEL CO
filed 1999-03-12
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

         14,975,265 and 18,451,348 shares of Class A and Class B common stock, respectively, outstanding as of January 19, 1999.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                                        December 31,           September 30,
                                                           1998                    1998
                                                         ---------               ---------
Current assets:
     Cash and cash equivalents                           $      --               $      --
     Accounts receivable, net                               27,094                  63,430
     Inventories                                            95,087                 113,724
     Deferred income taxes                                  16,201                   8,118
     Prepaid expenses and other                              2,889                   2,964
     Related party receivable                                   --                     270
                                                         ---------               ---------
         Total current assets                              141,271                 188,506
                                                         ---------               ---------

Property, plant and equipment:
     Land                                                    1,990                   1,990
     Buildings                                              16,119                  16,119
     Machinery and equipment                               643,551                 640,363
     Mineral property and development costs                  1,000                   1,000
                                                         ---------               ---------
                                                           662,660                 659,472
     Less accumulated depreciation                        (259,198)               (248,298)
                                                         ---------               ---------
         Net property, plant and equipment                 403,462                 411,174
                                                         ---------               ---------

Other assets                                                 5,008                   5,485
                                                         ---------               ---------
                                                         $ 549,741               $ 605,165
                                                         =========               =========






          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31,           September 30,
                                                        1998                     1998
                                                      ---------               ---------
Current liabilities:
     Senior notes                                     $ 325,000               $ 325,000
     Revolving credit facility                           57,234                  60,769
     Accounts payable                                    23,394                  34,117
     Accrued liabilities                                 18,405                  25,005
     Accrued payroll and related taxes                    7,439                   9,454
     Accrued dividends payable                           28,317                  25,315
     Accrued interest payable                            13,586                   5,080
     Accrued pension and profit
         sharing costs                                    2,682                   2,182
                                                      ---------               ---------
              Total current liabilities                 476,057                 486,922
                                                      ---------               ---------


Deferred income tax liabilities                          16,201                   8,118
                                                      ---------               ---------

Redeemable preferred stock                               57,106                  56,917
                                                      ---------               ---------

Stockholders' equity:
     Preferred stock                                         --                      --
     Common stock:
         Class A                                         88,348                  87,979
         Class B                                          9,741                  10,110
     Warrants to purchase Class A
         common stock                                     5,360                   5,360
     Accumulated deficit                               (103,010)                (47,749)
     Class A common stock held in
         treasury, at cost                                  (62)                 (2,492)
                                                      ---------               ---------
              Total stockholders' equity                    377                  53,208
                                                      ---------               ---------
                                                      $ 549,741               $ 605,165
                                                      =========               =========











          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (In thousands, except per share data)

                                   (Unaudited)


                                                             1998                    1997
                                                           ---------               ---------
Net sales                                                  $  78,699               $ 181,513
Cost of sales                                                108,237                 169,720
                                                           ---------               ---------

     Gross margin                                            (29,538)                 11,793

Selling, general and administrative
     expenses                                                  9,703                   5,892
                                                           ---------               ---------

     Income (loss) from operations                           (39,241)                  5,901
                                                           ---------               ---------

Other income (expense):
     Interest and other income                                   144                      84
     Interest expense                                        (10,721)                (10,271)
                                                           ---------               ---------
                                                             (10,577)                (10,187)
                                                           ---------               ---------

Loss before benefit for income taxes                         (49,818)                 (4,286)

Benefit for income taxes                                          --                  (1,571)
                                                           ---------               ---------
Net loss                                                     (49,818)                 (2,715)

Less redeemable preferred stock dividends and
     accretion for original issue discount                     3,191                   2,801
                                                           ---------               ---------

Net loss applicable to common shares                       $ (53,009)              $  (5,516)
                                                           =========               =========

Basic and diluted net loss per common share                $   (3.30)              $    (.35)
                                                           =========               =========

Weighted average common shares outstanding                    16,042                  15,943
                                                           =========               =========







    The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                                               1998                   1997
                                                             --------               --------
Cash flows from operating activities:
     Net loss                                                $(49,818)              $ (2,715)
     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:
         Depreciation                                          11,045                 11,797
         Amortization                                             478                    478
         Deferred income taxes                                     --                 (1,884)
         Gain on asset disposal                                  (119)                    --
         (Increase) decrease in current
              assets--
              Accounts receivable, net                         36,336                (12,849)
              Inventories                                      18,637                 (9,703)
              Prepaid expenses and other                          345                  2,620
         Increase (decrease) in current
              liabilities--
              Accounts payable                                (10,723)                11,216
              Accrued liabilities                              (5,829)                  (152)
              Accrued payroll and related taxes                (1,837)                (1,341)
              Accrued interest payable                          8,506                  8,478
              Accrued pension and profit
                 sharing costs                                    500                   (265)
                                                             --------               --------

     Net cash provided by operating
         activities                                             7,521                  5,680
                                                             --------               --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                (3,355)                (4,841)
     Proceeds from sale of property, plant and
         equipment                                                140                     --
                                                             --------               --------
     Net cash used for investing activities                  $ (3,215)              $ (4,841)
                                                             --------               --------






          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)

                                   (Unaudited)


                                                                 1998                  1997
                                                                -------               -------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                   $ 1,282               $ 4,263
     Payments on long-term debt                                  (4,817)               (5,274)
     Change in bank overdraft                                      (771)                  168
     Other                                                           --                     4
                                                                -------               -------

     Net cash used for financing activities                      (4,306)                 (839)
                                                                -------               -------

Net change in cash and cash
     equivalents                                                     --                    --

Cash and cash equivalents at beginning
     of period                                                       --                    --
                                                                -------               -------
Cash and cash equivalents at end
     of period                                                  $    --               $    --
                                                                =======               =======


Supplemental disclosures of cash flow information:
 Cash paid during the period for:

         Interest (net of amount capitalized)                   $ 1,738               $ 1,315


Supplemental schedule of noncash financing activities:

     For the three months ended December 31, 1998 and 1997, the Company increased the redeemable preferred stock by $189 and $185, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At December 31, 1998, the Company had accrued dividends payable of $28,317.






          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

      On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first fiscal quarter of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing operations to reduce costs and by pursuing trade cases against dumped and/or subsidized steel imports. The Company, as previously disclosed, did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company will continue operations in Chapter 11 utilizing a recently approved $125 million debtor-in-possession credit facility (see Note 5).

(2)            INTERIM CONDENSED FINANCIAL STATEMENTS

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

(3)            INVENTORIES

      Inventories were comprised of the following components (in thousands):

                                             December 31,         September 30,
                                                1998                  1998
                                              --------              --------
Raw materials                                 $ 28,403              $ 29,250
Semi-finished and finished goods                60,857                78,746
Operating materials                              5,827                 5,728
                                              --------              --------

                                              $ 95,087              $113,724
                                              ========              ========

(4)            BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three-months ended December 31, 1998 and 1997, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

      The net loss for the three-months ended December 31, 1998 and 1997 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(5)        $125 MILLION DEBTOR-IN-POSSESSION CREDIT FACILITY

      On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and by including the property, plant and equipment in the collateral base, is intended to provide additional liquidity and strengthen the Company's ability to continue serving customers and paying vendors in the ordinary course of business. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. The Credit Facility has been consummated, with funds becoming available on February 22, 1999. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is expected to be approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less any reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of February 28, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $77.5 million under the Credit Facility. As of February 28, 1999, the Company had $12.0 million available under the Credit Facility, with $65.5 million in borrowings. During March 1999, the Company expects to attain significant additional borrowing availability (up to $20 million, less any applicable reserves) once an appraisal of the Company's property, plant and equipment is completed by the lender. There can, however, be no assurance as to the amount of additional availability that will be provided or that the lender will not take additional reserves in the future.

(6)        MANNESMANN MARKETING AGREEMENT

      On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann will be responsible for the marketing of the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's products in fifteen midwestern states and to certain customers in the eastern United States. The Company expects that this new arrangement will strengthen its domestic sales efforts. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company has also made several other organizational changes designed to improve product distribution and on-time delivery.

      The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. Mannesmann then sells the product to end customers at the same sales price Mannesmann paid the Company plus a variable commission. The Company remains responsible for customer credit and product quality problems. The Company estimates that when fully implemented, the new arrangement will reduce its working capital balances and, as a result, improve the Company's liquidity. Although the company estimates that full implementation of the Mannesmann agreement will have a positive net liquidity effect; the agreement will also reduce inventory and accounts receivable balances otherwise included in the Company's borrowing base under its Credit Facility. Termination of the Mannesmann agreement would have a negative impact on the cash flow and resulting liquidity of the Company. Full implementation of the Mannesmann agreement is expected to be completed during the third quarter of fiscal 1999. There can be no assurance that the Mannesmann agreement can be fully implemented as scheduled or that the new sales approach will be successful.

(7)        RELATED PARTY TRANSACTION

      On November 24, 1998, the Company's Chief Executive Officer paid the remaining balance due under his note with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first fiscal quarter of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing operations to reduce costs and by pursuing trade cases against dumped and/or subsidized steel imports (See Results of Operations). The Company, as previously disclosed, did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company will continue operations in Chapter 11 utilizing a recently approved $125 million debtor-in-possession credit facility (See Liquidity and Capital Resources).

Results of Operations

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                                             Three Months Ended
                                                                  December 31,
                                                          --------------------------
                                                          1998                 1997
                                                          -----                -----
Net sales                                                 100.0%               100.0%
Cost of sales                                             137.5                 93.5
                                                          -----                -----
Gross margin                                              (37.5)                 6.5

Selling, general and administrative expenses               12.4                  3.2
                                                          -----                -----
Income (loss) from operations                             (49.9)                 3.3
                                                          -----                -----

Other income (expense):
 Interest and other income                                  0.2                  0.1
 Interest expense                                         (13.6)                (5.7)
                                                          -----                -----
                                                          (13.4)                (5.6)
                                                          -----                -----

Loss before benefit for income taxes                      (63.3)                (2.3)
Benefit for income taxes                                     --                 (0.8)
                                                          -----                -----
 Net loss                                                 (63.3)%               (1.5)%
                                                          =====                =====

      The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                           Three Months Ended
                              December 31,
                       -------------------------
                       1998                1997
                       -----               -----
Plate                   64.0%               53.2%
Sheet                   12.8                20.6
Pipe                     9.0                12.9
Slab                    11.1                11.1
Non-Steel                3.1                 2.2
                       -----               -----
                       100.0%              100.0%
                       =====               =====


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

      Net sales decreased 56.6% due to decreased shipments of approximately 272,200 tons and decreased overall average selling prices for the three months ended December 31, 1998 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 9.4%, 9.4%, 13.7% and 20.4%, respectively, in the three months ended December 31, 1998 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe, sheet and slab products decreased approximately 112,900 tons or 42.5%, 35,800 tons or 66.6%, 84,400 tons or 68.9%, and 39,100 tons or 45.4%, respectively, between the two periods. The decreases in prices and volume were primarily a result of increased supply from imports as discussed below, as well as other market factors.

      During the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, order entry, shipments and pricing for all of the Company's products were adversely affected by, among other things, increased imports. As a result of the increased supply of imports and other market conditions, the Company's overall price realization and shipments are expected to remain at relatively low levels during the second and third quarters of fiscal year 1999 and negatively impact the financial performance of the Company during such periods. The high inventories of imported steel products has created a short order delivery time, resulting in a low backlog of orders. As of January 31, 1999, the Company had estimated total orders on hand of approximately 46,500 tons compared to approximately 421,700 tons as of January 31, 1998.

      Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially driven by fluctuations in the value of the United States dollar against several other currencies as well as the level of demand for steel in the United States economy relative to steel demand in foreign economies. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities.

      Historically, coiled and flat plate imports have represented approximately 20% of total U.S. consumption. In the summer of 1998, the steel industry began experiencing an unprecedented surge in imports. Approximately 40% of recent domestic plate and hot rolled sheet consumption has been supplied by imports. Imports have similarly increased in each of the Company's other product lines. The surge in imports from various countries is in part the result of depressed economies in various regions, which have greatly reduced steel consumption, causing steel producers to dramatically increase exports to the United States, one of the few strong markets for steel consumption. The Company, as well as other domestic steel producers, believes that foreign producers are selling product into the U.S. market at dumped and/or subsidized prices and are adversely affecting domestic shipments and pricing.

      While a previous import surge in 1996 primarily involved cut-to-length plate, the current surge includes all of the Company's products. As a result, from May 1998 to December 1998, the Company's plate and sheet prices fell by 20.2% and 25.9%, respectively. Concurrently, the Company has been forced to reduce production by approximately 50%, resulting in higher costs per ton and production inefficiencies, as well as a significant decline in operating results and cash flow. During the three months ended December 31, 1998, the Company's total shipments were approximately 255,700 tons, as compared to 527,900 tons for the same period in the previous year.

      On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot-rolled coiled steel imports form Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil (all cases described in this paragraph are referred to as the "Coiled Products Cases"). In mid November 1998, the International Trade Commission (the "ITC") made a unanimous affirmative preliminary injury determination. Preliminary dumping margins ranging from 25% to 71% for various producers in Japan and Brazil were announced by the Department of Commerce ("DOC") on February 12, 1999, and preliminary margins ranging from 71% to 218% for various producers in Russia were announced on February 22, 1999, with final margins to be announced between May-July 1999. Countervailing duties ranging from 7% to 9% were also announced with respect to Brazil. The ITC is expected to make its final injury determination between July-September 1999. If affirmative, the final determinations by the ITC and DOC will result in duties against imported hot-rolled coil products from the offending countries that are not the subject of a suspension agreement. Under applicable law, the U.S. Administration may settle some or all of the cases if the settlement has the effect of removing the injury or threat of injury caused by the imports. Settlements, called suspension agreements, typically involve import volume and/or price limitations. The U.S. Administration has reached a tentative suspension agreement with Russia that will allow imports of the subject product in the amount of 343,750 metric tons in 1999 and 750,000 metric tons in each year thereafter through 2004. Hot-rolled imports from Russia in 1998 were 3.4 million metric tons. The agreement also includes price floors.

      Imports of hot-rolled coil products from Japan and Brazil that arrive in the U.S. after mid-November 1998 are at risk that duties eventually imposed in the Coiled Products Cases could be applied retroactively to that date. Consequently, the Company expects that such imports will likely decline, as well imports of Russian product pursuant to the above-described suspension agreement. As a result, the Company expects that its production levels, shipments and pricing of those products will increase as imports decline and excess inventory levels are reduced.

      On February 22, 1999, five domestic steel producers filed anti-dumping actions against cut-to-length plate imports from Czech Republic, France, India, Indonesia, Italy, Macedonia, Japan and South Korea. Also, countervailing duty suits were filed against France, India, Indonesia, Italy, Macedonia and South Korea (all cases described in this paragraph are referred to as the "Cut-to-length Plate Cases"). The Company expects a preliminary injury determination to be made by the ITC in April 1999. After May 1999, imports from some of the countries subject to the Cut-to-length Plate Cases arriving in the United States could potentially be at risk that duties eventually imposed in the future could be applied retroactively to that date. Consequently, such imports may decline. The Company anticipates that preliminary dumping margins will be announced by the DOC between July-August 1999 with final margins announced between October 1999-January 2000. A final injury determination by the ITC is expected 45 days after announcement of final dumping margins.

      With respect to both the Coiled Products Cases and the Cut-to-length Plate Cases, there can be no assurance that the trade cases will be successful, that duties will be imposed, that imports from countries not named in the Coiled Products Cases or the Cut-to-length Plate Cases will not increase or that domestic shipments or prices will rise. The Company continues to monitor imports of all its products and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may be inadequate to prevent the adverse impact of such an unprecedented world steel crisis; consequently, imports could pose continuing or increasing problems for the domestic steel industry and the Company.

      Five-year sunset reviews of various cut-to-length plate cases decided in 1994 will begin in September 1999. The Company and other U.S. producers are allowed to participate in these reviews in support of a five year extension of the orders. The outcome of these reviews cannot currently be predicted, but the failure to extend such dumping duties could have a material adverse effect.

      Domestic competition remains intense and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is significantly higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

      On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann will be responsible for the marketing of the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's products in fifteen midwestern states and to certain customers in the eastern United States. The Company expects that this new arrangement will strengthen its domestic sales efforts. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company has also made several other organizational changes designed to improve product distribution and on-time delivery.

      The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. Mannesmann then sells the product to end customers at the same sales price Mannesmann paid the Company plus a variable commission. The Company remains responsible for customer credit and product quality problems. The Company estimates that when fully implemented, the new arrangement will reduce its working capital balances and, as a result, improve the Company's liquidity. Although the Company estimates that full implementation of the Mannesmann agreement will have a positive net liquidity effect, the agreement will also reduce inventory and accounts receivable balances otherwise included in the Company's borrowing base under its credit facility. Termination of the Mannesmann agreement would have a negative impact on the cash flow and resulting liquidity of the Company. Full implementation of the Mannesmann agreement is expected to be completed during the third quarter of fiscal 1999. There can be no assurance that the Mannesmann agreement can be fully implemented as scheduled or that the new sales approach will be successful.

      Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 137.5% for the three months ended December 31, 1998 as compared to 93.5% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $102 per ton between the two periods, primarily as a result of higher steelmaking and rolling costs caused by the production inefficiencies associated with operating at less than 50% of capacity. As described above, the significant surge in foreign imports and resulting low level of orders caused production levels to be less than 50% of capacity. Operating costs per ton have increased in part because fixed costs are allocated over fewer tons. In addition, a lower of cost or market inventory adjustment of approximately $1.7 million increased cost of sales in the three months ended December 31, 1998.

      Depreciation costs included in cost of sales decreased approximately $0.7 million for the three months ended December 31, 1998 compared with the same period in the previous fiscal year. This decrease was due to decreases in the asset base as a result of approximately $16.3 million of impaired fixed assets being written-down at the end of fiscal year 1998.

      Selling, general and administrative expenses for the three months ended December 31, 1998 increased approximately $3.8 million as compared to the same period in the previous fiscal year. These higher expenses were due to increased expenses of approximately $4 million for allowance of doubtful accounts associated with the depressed steel market that is affecting certain of the Company's customers. These higher expenses were offset in part by cost savings from staff and support personnel reductions. The Company's selling, general and administrative expenses in future periods will be negatively impacted by anticipated professional fees and other expenses associated with the filing of Chapter 11 under the Bankruptcy Code.

      Interest expense increased approximately $0.5 million during the three months ended December 31, 1998 as compared to the same period in the previous fiscal year as a result of higher average levels of borrowing.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements arise from capital expenditures and working capital requirements, including interest payments. In the past, the Company has met these requirements principally from the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financing and cash provided by operations.

      In March 1993, the Company issued in a public offering $135 million principal amount of 11 1/8% senior notes (the "11 1/8% Senior Notes" and, together with the 9 1/2% Senior Notes discussed below, the "Senior Notes"). The 11 1/8% Senior Notes mature in 2001, are unsecured and require interest payments semi-annually on March 15 and September 15. Since March 1998, the 11 1/8% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed plan of reorganization.

      In connection with the offering of the 11 1/8% Senior Notes, the Company issued $40 million of 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") at a price of $100 per share and warrants to purchase an aggregate of 1,132,000 shares of Class A common stock. The Redeemable Preferred Stock consists of 400,000 shares, no par value, with a liquidation preference of approximately $151 per share as of December 31, 1998. Dividends accrue at a rate equal to 14% per annum of the liquidation preference and, except as provided below, are payable quarterly in cash from funds legally available therefor. For dividend periods ending before April 1996, the Company had the option to add dividends to the liquidation preference in lieu of payment in cash. Prior to April 1996, the Company elected to add the dividends to the liquidation preference. The Redeemable Preferred Stock is exchangeable, at the Company's option, into subordinated debentures of the Company due 2003 (the "Exchange Debentures"). The Company is obligated to redeem all of the Redeemable Preferred Stock in March 2003 from funds legally available therefor. The Company's ability to pay cash dividends on the Redeemable Preferred Stock is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Revolving Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $28.3 million at December 31, 1998. The Company will not pay dividends on the Redeemable Preferred Stock during the pendency of its Chapter 11 proceeding. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. Both the Redeemable Preferred Stock and/or the Exchange Debentures are redeemable, at the Company's option, subject to certain redemption premiums. The warrants to purchase the Company's Class A common stock are exercisable at $11 per share, subject to adjustment in certain circumstances, and expire in March 2000.

      In February 1994, the Company completed a public offering of $190 million principal amount of 9 1/2% senior notes (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes mature in 2004, are unsecured and require interest payments semi-annually on January 15 and July 15. After January 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. In January 1999, the Company did not make a $9.5 million interest payment due on the 9 1/2% Senior Notes. As stated earlier, the Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed reorganization.

      On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and by including the property, plant and equipment in the collateral base, is intended to provide additional liquidity and strengthen the Company's ability to continue serving customers and paying vendors in the ordinary course of business. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. The Credit Facility has been consummated, with funds becoming available on February 22, 1999. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is expected to be approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less any reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of February 28, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $77.5 million under the Credit Facility. As of February 28, 1999, the Company had $12.0 million available under the Credit Facility, with $65.5 million in borrowings. During March 1999, the Company expects to attain significant additional borrowing availability (up to $20 million, less any applicable reserves) once an appraisal of the Company's property, plant and equipment is completed by the lender. There can, however, be no assurance as to the amount of additional availability that will be provided or that the lender will not take additional reserves in the future.

      The terms of the Credit Facility include cross default and other customary provisions. Covenants contained in the Credit Facility include, among others, a limitation on dividends and distributions on capital stock of the Company, limitations on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens.

      Besides the above-described financing activities, the Company's major source of liquidity over time has been cash provided by operating activities. Net cash provided by operating activities was $7.5 million for the three months ended December 31, 1998, as compared with net cash provided by operating activities of $5.7 million for the three months ended December 31, 1997. The sources of cash for operating activities during the three months ended December 31, 1998, included depreciation and amortization of $11.5 million, a decrease in accounts receivable of $36.3 million associated primarily with the implementation of the Mannesmann agreement and reduced sales volume, a decrease in inventories of $18.6 million as a result of lower production levels and an increase in accrued interest payable of $8.5 million. These sources of cash were offset in part by a net loss of $49.8 million, a decrease in accounts payable of $10.7 million, a decrease in accrued liabilities of $5.8 million and, a decrease in accrued payroll and related taxes of $1.8 million.

      Capital expenditures were $3.4 million and $4.8 million for the three months ended December 31, 1998 and 1997, respectively. Capital expenditures for fiscal year 1999 are estimated at approximately $15 to $20 million, which includes implementation of new business and financial software and various other projects designed to reduce costs and increase product quality and throughput. Given current market conditions and the uncertainties created thereby, the Company is continuing to closely monitor its capital spending levels. The Company is implementing SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issues inherent in its mainframe legacy systems. The project is currently estimated to cost $8.0 to $10.0 million ($6.0 million of which has been spent as of December 31, 1998), with implementation completed in 1999 (see year 2000 discussion below). The Company is, however, currently experiencing various operations disruptions associated with implementation of the SAP software, which are expected to continue in the near future. There can be no assurance that in the near term the Company will realize the expected benefits of SAP or that the disruptions will not continue for a longer than expected time. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

      The Company is a member of a limited liability Company which has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of December 31, 1998, the Company had spent (net of DOE reimbursement) approximately $1.2 million in connection with the project. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies.

YEAR 2000 ISSUES

      The Company is actively assessing and correcting potential year 2000 information system issues in the following areas: (i) the Company's information technology systems; (ii) the Company's non-information technology systems (i.e., machinery, equipment and devices which utilize built-in or embedded technology); and (iii) third party suppliers and customers. The Company is undertaking its year 2000 review in the following phases: awareness (education and sensitivity to the year 2000 issue), identification (identifying the equipment processes or systems which are susceptible to the year 2000 issue), assessment (determining the potential impact of year 2000 on the equipment, processes and systems identified during the previous phase and assessing the need for testing and remediation), testing/verification (testing to determine if an item is year 2000 ready or the degree to which it is deficient), and implementation (carrying out necessary remedial efforts to address year 2000 readiness, including validation of upgrades, patches or other year 2000 fixes).

      During fiscal year 1997, the Company selected and started the implementation of SAP software, an enterprise-wide business system. This system affects nearly every aspect of the Company's operations. During fiscal year 1998, the Company installed new year 2000 compliant HP computer hardware and SAP modules for financial accounting, purchasing and accounts payable, raw materials inventory control and accounts receivable. The human resource and payroll module was implemented on January 1, 1999. On February 1, 1999, the Company began and is currently in the process of implementing the last phase of the SAP implementation, including sales and distribution, materials management, production planning, and product costing and other management information systems. This completes the year 2000 compliance of all of the Company's business systems. The HP hardware, operating systems and software installed are year 2000 ready. The Company expects to test these hardware, operating systems and software applications in the first six months of 1999 to confirm year 2000 readiness. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company expects to work with vendors to test the year 2000 readiness of such hardware, operating systems and software application systems. The Company is also reviewing and testing internally developed software applications for the year 2000 issue.

      The Company has substantially completed inventorying its non-information technology systems and is assessing the year 2000 issues to determine appropriate testing and remediation. The Company anticipates completing the assessment of its major non-information technology systems and to start any necessary testing and implementation efforts for business critical non-information technology systems in the third quarter of calendar 1999.

      The Company has significant relationships with various third parties, and the failure of any of these third paries to achieve year 2000 compliance could have a material adverse impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, and the Company's significant customers. The Company expects to audit/review each major third-party supplier to confirm their year 2000 readiness. The audit/review process will continue into the first and second calendar quarters of 1999.

      Through December 31, 1998, the Company has incurred approximately $6.0 million in costs to improve the Company's information technology systems and for year 2000 readiness efforts. Of this amount, most represents the costs of consulting, implementing and transitioning to new computer hardware and software for its SAP enterprise-wide business systems. More than 90% of these costs have been capitalized. Training and re-engineering efforts have been expensed. The Company anticipates incurring an additional $2 to $4 million in connection with the year 2000 readiness efforts. The Company expects to have all year 2000 readiness efforts completed by September 30, 1999.

      The Company is in the process of preparing contingency plans for critical areas to address year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios and to include items such as maintaining an inventory buffer, providing for redundant information technology systems and establishing alternative third-party logistics. The Company's contingency plans will be based in part on the results of third-party supplier questionnaires, and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the summer of 1999 (which plans will thereafter be revised from time to time as deemed appropriate).

      No assurance can be given that the Company will not be materially adversely affected by year 2000 issues. The Company may experience material unanticipated problems and costs caused by undetected errors or defects in its internal information technology and non-information technology systems. In addition, the failure of third-parties to timely address their year 2000 issues could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers become unable to deliver necessary materials, parts or other supplies, the Company would be unable to timely manufacture products. Similarly, if shipping and freight carriers were unable to ship product, the Company would be unable to deliver product to customers.

      The foregoing discussion of the Company's year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing the known year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and the success of third parties with whom the Company does business in addressing their year 2000 issues.

FACTORS AFFECTING FUTURE RESULTS

      This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to improve and optimize operations as well as ontime delivery and customer service, the Company's objective to increase higher-margin sales while reducing lower-margin sales, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the outcome of trade cases, the Company's expectation that prices and shipments will remain lower at least in the second and third fiscal quarters of 1999, the potential commercial and liquidity benefits of the Mannesmann agreement, the successful implementation of the Mannesmann agreement, the Company's ability to successfully reorganize under Chapter 11 of the United States Bankruptcy Code, continued access to and adequacy of the Credit Facility, the Company's ability to restrict capital spending, the effect of SAP implementation, the Company's plan to become year 2000 compliant, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth herein.

      The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to improve throughput rates and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's throughput capacity. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other market factors.

The short-term and long-term liquidity of the Company also is dependent upon several other factors, including continued access to the Company's Credit Facility; reaction by vendors, customers and others to the Company's bankruptcy filing; cash needs to fund working capital as volume increases; availability of capital; foreign currency fluctuations; competitive and market forces; capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. In addition, because of the Company's recent bankruptcy filing and liquidity position, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance and financial condition of the Company.

      Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first fiscal quarter of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing operations to reduce costs and by pursuing trade cases against dumped and/or subsidized steel imports. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company will continue operations in Chapter 11 utilizing a recently approved $125 million debtor-in-possession credit facility.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      The Company did not make its interest payment of approximately $9.0 million due January 15, 1999 on the Company's 9 1/2% Senior Notes, which resulted in a default under the terms thereof. The default was not cured by the Company, and therefore resulted in a cross default with respect to the Company's 11 1/8% Senior Notes. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. Interest payment defaults under the Senior Notes are excluded as a cross default under the terms of the Credit Facility.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.


    Exhibit                                                                   Filed
     Number                                  Exhibit                         Herewith
     ------                                  -------                         --------
      10.1       Loan and Security Agreement by and between
                 Congress Financial Corporation and Geneva                       X
                 Steel Company as Debtor and Debtor-in-
                 Possession as Borrower, dated February 19,
                 1999
       27        Financial Data Schedule                                         X

      (b)      Reports on Form 8-K.

      On February 17, 1999, the Company filed a current report on Form 8-K to report the Company's voluntary filing for relief under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENEVA STEEL COMPANY



                                        By: /s/ Dennis L. Wanlass
                                           -------------------------------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer



Dated:  March 12, 1999