Form 10-Q
period 1999-03-31
GENEVA STEEL CO
filed 1999-05-17
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

        15,008,767 and 18,451,348 shares of Class A and Class B common stock, respectively, outstanding as of May 5, 1999.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                                      March 31,      September 30,
                                                        1999             1998
                                                     ---------       -------------
Current assets:
    Cash                                             $   7,908        $      --
    Accounts receivable, net                            17,298           63,430
    Inventories                                         85,103          113,724
    Deferred income taxes                               15,090            8,118
    Prepaid expenses and other                           3,892            2,964
    Related party receivable                                --              270
                                                     ---------        ---------
        Total current assets                           129,291          188,506
                                                     ---------        ---------


Property, plant and equipment:
    Land                                                 1,990            1,990
    Buildings                                           16,119           16,119
    Machinery and equipment                            646,257          640,363
    Mineral property and development costs               1,000            1,000
                                                     ---------        ---------
                                                       665,366          659,472
    Less accumulated depreciation                     (270,139)        (248,298)
                                                     ---------        ---------
        Net property, plant and equipment              395,227          411,174
                                                     ---------        ---------

Other assets                                             5,353            5,485
                                                     ---------        ---------
                                                     $ 529,871        $ 605,165
                                                     =========        =========


            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    March 31,        September 30,
                                                       1999              1998
                                                    ---------        ------------
Liabilities not subject to compromise:
    Senior notes                                    $      --         $ 325,000
    Revolving credit facility                          68,962            60,769
    Accounts payable                                    5,970            34,117
    Accrued liabilities                                11,050            25,005
    Accrued payroll and related taxes                   8,070             9,454
    Accrued dividends payable                              --            25,315
    Accrued interest payable                               --             5,080
    Accrued pension and profit
        sharing costs                                   2,197             2,182
                                                    ---------         ---------
            Total current liabilities                  96,249           486,922
                                                    ---------         ---------


Liabilities subject to compromise:
    Senior notes                                      325,000                --
    Accounts payable                                   30,324                --
    Accrued dividends payable                          28,492                --
    Accrued interest payable                           15,409                --
    Accrued liabilities                                 4,275                --
                                                    ---------         ---------
                                                      403,500                --
                                                    ---------         ---------

Deferred income tax liabilities                        15,090             8,118
                                                    ---------         ---------

Redeemable preferred stock
    (subject to compromise)                            55,628            56,917
                                                    ---------         ---------


Stockholders' equity (deficit):
    Preferred stock                                        --                --
    Common stock:
        Class A                                        92,022            87,979
        Class B                                         9,741            10,110
    Warrants to purchase Class A
        common stock                                    4,255             5,360
    Accumulated deficit                              (146,614)          (47,749)
    Class A common stock held in
        treasury, at cost                                  --            (2,492)
                                                    ---------         ---------
            Total stockholders' equity
               (deficit)                              (40,596)           53,208
                                                    ---------         ---------
                                                    $ 529,871         $ 605,165
                                                    =========         =========


            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (In thousands, except per share data)

                                   (Unaudited)


                                                        1999             1998
                                                     ---------        ---------
Net sales                                            $  59,345        $ 192,405
Cost of sales                                           90,904          170,403
                                                     ---------        ---------

    Gross margin                                       (31,559)          22,002

Selling, general and administrative
    expenses                                             4,968            5,646
                                                     ---------        ---------

    Income (loss) from operations                      (36,527)          16,356
                                                     ---------        ---------


Other income (expense):
    Interest and other income                              212               66
    Interest expense
      (total contractual interest of
        $10,324 in the 1999 quarter)                    (4,814)         (10,811)
                                                     ---------        ---------

                                                        (4,602)         (10,745)
                                                     ---------        ---------
Income (loss) before reorganization item
    and provision for income taxes                     (41,129)           5,611

Reorganization item:
      Professional fees                                  1,150               --
                                                     ---------        ---------

Income (loss) before provision for
    income taxes                                       (42,279)           5,611

Provision for income taxes                                  --            2,219
                                                     ---------        ---------


Net income (loss)                                      (42,279)           3,392

Less redeemable preferred stock dividends
    and accretion for original issue discount            1,266            2,894
                                                     ---------        ---------
Net income (loss) applicable to
    common shares                                    $ (43,545)       $     498
                                                     =========       ==========

Basic and diluted net income (loss)
    per common share                                 $   (2.68)       $     .03
                                                     =========       ==========

Weighted average common shares outstanding
    Basic                                               16,228           16,096
                                                     =========       ==========

    Diluted                                             16,228           16,131
                                                     =========       ==========

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                      (In thousands, except per share data)

                                   (Unaudited)


                                                        1999             1998
                                                     ---------        ---------
Net sales                                            $ 138,045        $ 373,918
Cost of sales                                          199,142          340,123
                                                     ---------        ---------

    Gross margin                                       (61,097)          33,795

Selling, general and administrative
    expenses                                            14,671           11,539
                                                     ---------        ---------


    Income (loss) from operations                      (75,768)          22,256
                                                     ---------        ---------

Other income (expense):
    Interest and other income                              357              151
    Interest expense
      (total contractual interest of
          $21,085 in 1999)                             (15,535)         (21,082)
                                                     ---------        ---------
                                                       (15,178)         (20,931)
                                                     ---------        ---------

Income (loss) before reorganization item
    and provision for income taxes                     (90,946)           1,325

Reorganization item:
    Professional fees                                    1,150               --
                                                     ---------        ---------

Income (loss) before provision for
    income taxes                                       (92,096)           1,325

Provision for income taxes                                  --              648
                                                     ---------        ---------


Net income (loss)                                      (92,096)             677

Less redeemable preferred stock dividends
    and accretion for original issue discount            4,457            5,695
                                                     ---------        ---------

Net loss applicable to common shares                 $ (96,553)       $  (5,018)
                                                     =========        =========

Basic and diluted net loss per common share          $   (5.98)       $    (.31)
                                                     =========        =========

Weighted average basic and diluted common
    shares outstanding                                  16,134           16,019
                                                     =========        =========


The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN POSSESSION)
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash


                                                         1999            1998
                                                       --------        --------
Cash flows from operating activities:
    Net income (loss)                                  $(92,096)       $    677
    Adjustments to reconcile net income (loss)
        to net cash provided by (used for)
        operating activities:
        Depreciation                                     22,216          23,357
        Amortization                                      1,464             956
        Deferred income taxes                                --             335
        Gain on asset disposal                             (119)             --
        (Increase) decrease in current
           assets--
           Accounts receivable, net                      46,132         (19,462)
           Inventories                                   28,621         (13,758)
           Prepaid expenses and other                      (658)          2,062
        Increase (decrease) in current
           liabilities--
           Accounts payable                               2,177           3,633
           Accrued liabilities                           (8,204)         (4,870)
           Accrued payroll and related taxes             (1,204)            364
           Accrued interest payable                      10,329             315
           Accrued pension and profit
              sharing costs                                  15            (375)
                                                       --------        --------


    Net cash provided by (used for) operating
        activities                                        8,673          (6,766)
                                                       --------        --------


Cash flows from investing activities:
    Purchases of property, plant and equipment           (6,288)        (11,834)
    Proceeds from sale of property, plant and
        equipment                                           137              --
                                                       --------        --------


    Net cash used for investing activities             $ (6,151)       $(11,834)
                                                       --------        --------


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


                                                         1999            1998
                                                       --------        --------
Cash flows from financing activities:
    Proceeds from revolving credit facility            $ 13,010        $ 24,984
    Payments on revolving credit facility                (4,817)         (5,274)
    Payments of deferred loan fees                       (1,331)             --
    Change in bank overdraft                             (1,476)         (1,114)
    Other                                                    --               4
                                                       --------        --------
    Net cash provided by financing activities             5,386          18,600
                                                       --------        --------
Net change in cash                                        7,908              --

Cash at beginning of period                                  --              --
                                                       --------        --------
Cash at end of period                                  $  7,908        $     --
                                                       ========        ========
Supplemental disclosures of cash flow
  information: Cash paid during
  the period for:

        Interest (net of amount capitalized)           $  3,742        $ 19,811


Supplemental schedule of noncash financing activities:

     For the six months ended March 31, 1999 and 1998, the Company increased the redeemable preferred stock by $282 and $372, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At March 31, 1999, the Company had accrued dividends payable of $28,492 (total contractual dividends of $30,509)

     During the six months ended March 31, 1999, warrants to purchase 233,502 shares of Class A common stock were exercised at $11 per share. The exercise price was paid to the Company with 11,642 shares of redeemable preferred stock as provided for in the redeemable preferred stock agreement.


            The accompanying notes to condensed financial statements
               are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first two fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has procured a $125 million debtor-in-possession credit facility (see Note 5).

        As of February 1, 1999, the Company discontinued accruing interest on the senior notes and dividends on its redeemable preferred stock. Contractual interest on the senior notes for the three months ended March 31, 1999 was $8.3 million, which is $5.5 million in excess of interest expense included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock as of March 31, 1999, was approximately $30.5 million, which is $2.0 million in excess of dividends accrued in the accompanying balance sheet.

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

(3)     INVENTORIES

     Inventories were comprised of the following components (in thousands):


                                                     March 31,        September 30,
                                                       1999               1998
                                                     --------         -------------
Raw materials                                        $ 17,903           $ 29,250
Semi-finished and finished goods                       61,468             78,746
Operating materials                                     5,732              5,728
                                                     --------           --------
                                                     $ 85,103           $113,724
                                                     ========           ========


(4)     BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three months ended March 31, 1999 and the six months ended March 31, 1999 and 1998, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

        The net income (loss) for the three and six months ended March 31, 1999 and 1998 was adjusted for redeemable preferred stock dividends through January 31, 1999 and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(5)     $125 MILLION DEBTOR-IN-POSSESSION CREDIT FACILITY

        On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and, by including the property, plant and equipment in the collateral base, is intended to provide additional liquidity. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of May 10, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $65.6 million under the Credit Facility. As of May 10, 1999, the Company had $9.4 million available under the Credit Facility, with $56.2 million in borrowings. During May 1999, the Company expects to attain additional borrowing availability through the reduction of certain reserves. There can, however, be no assurance as to the amount of additional availability that will be provided or that the lender will not take additional reserves in the future.

(6)     MANNESMANN MARKETING AGREEMENT

        On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann will be responsible for marketing of the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's products in fifteen midwestern states and to certain customers in the eastern United States. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company also made several other organizational changes designed to improve product distribution and on-time delivery.

        The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. Mannesmann then sells the products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. The Company remains responsible for customer credit and product quality. Termination of the Mannesmann agreement would have a negative impact on the cash flow and liquidity of the Company.

(7)     CASH

        At March 31, 1999, cash was restricted cash on deposit as collateral for letters of credit. Subsequent to March 31, 1999, these letters of credit were drawn upon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first two fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports (See Results of Operations). Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has procured a $125 million debtor-in-possession credit facility (See Liquidity and Capital Resources).

        As of February 1, 1999, the Company discontinued accruing interest on the senior notes and dividends on its redeemable preferred stock. Contractual interest on the senior notes for the three months ended March 31, 1999 was $8.3 million, which is $5.5 million in excess of interest expense included in the accompanying financial statement. Contractual dividends on the redeemable preferred stock as of March 31, 1999, was approximately $30.5 million, which is $2.0 million in excess of dividends accrued in the accompanying balance sheet.

Results of Operations

        The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                            Three Months Ended             Six Months Ended
                                                 March 31,                     March 31,
                                           ---------------------         ---------------------
                                            1999           1998           1999           1998
                                           ------         ------         ------         ------
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of sales                               153.2           88.6          144.3           91.0
                                           ------         ------         ------         ------

Gross margin                                (53.2)          11.4          (44.3)           9.0

Selling, general and
    administrative expenses                   8.4            2.9           10.6            3.0
                                           ------         ------         ------         ------

Income (loss) from operations               (61.6)           8.5          (54.9)           6.0
                                           ------         ------         ------         ------


Other income (expense):
 Interest and other income                    0.4            0.1            0.3            0.1
 Interest expense                            (8.1)          (5.6)         (11.3)          (5.7)
                                           ------         ------         ------         ------

                                             (7.7)          (5.5)         (11.0)          (5.6)
Income (loss) before reorganization
 item and provision for income taxes        (69.3)           3.0          (65.9)           0.4
Reorganization item                           1.9             --            0.8             --
                                           ------         ------         ------         ------


Income (loss) before provision
    for income taxes                        (71.2)           3.0          (66.7)           0.4
Provision for income taxes                     --            1.2             --            0.2
                                           ------         ------         ------         ------



 Net income (loss)                          (71.2)%          1.8%         (66.7)%          0.2%
                                           ======         ======         ======         ======


        The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:


                 Three Months Ended           Six Months Ended
                      March 31,                   March 31,
                --------------------        --------------------
                 1999          1998          1999          1998
                ------        ------        ------        ------
Plate             63.2%         58.8%         63.3%         56.1%
Sheet             13.8          18.4          13.6          19.4
Pipe              10.0          12.9           9.4          12.9
Slab               9.9           7.5          10.6           9.3
Non-Steel          3.1           2.4           3.1           2.3
                ------        ------        ------        ------
                 100.0%        100.0%        100.0%        100.0%
                ======        ======        ======        ======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

        Net sales decreased 69.2% due to decreased shipments of approximately 312,900 tons and decreased overall average selling prices for the three months ended March 31, 1999 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 20.7%, 24.8%, 26.1% and 29.8%, respectively, in the three months ended March 31, 1999 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe, sheet and slab products decreased approximately 174,700 tons or 58.2%, 39,000 tons or 68.3%, 75,000 tons or 68.7%, and 24,200 tons or 42.3%, respectively, between the two periods. The decreases in prices and volumes were primarily a result of increased supply from imports as discussed below, as well as other market factors.

        During the fourth quarter of fiscal year 1998 and the first and second quarters of fiscal year 1999, order entry, shipments and pricing for all of the Company's products were adversely affected by, among other things, increased imports. As a result of the trade cases described below, the Company's overall price realization and shipments are expected to increase slightly during the third quarter of fiscal year 1999, but the negative impact of high import levels and the resultant inventories will continue to adversely affect the financial performance of the Company during such period. The high inventories of imported steel products have created a short order delivery time, resulting in a low backlog of orders. As of April 30, 1999, the Company had estimated total orders on hand of approximately 115,800 tons compared to approximately 327,700 tons as of April 30, 1998.

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

        Historically, coiled and flat plate imports have represented approximately 20% of total U.S. consumption. In the summer of 1998, the steel industry began experiencing an unprecedented surge in imports resulting in a loss of market share for domestic steel producers as well as a significant increase in inventories held for sale. During such surge, as much as 40% of domestic plate and hot rolled sheet consumption was supplied by imports. The surge in imports from various countries is in part the result of depressed economies in various regions, which have greatly reduced steel consumption, causing steel producers to dramatically increase exports to the United States, one of the few strong markets for steel consumption. The Company, as well as other domestic steel producers, believes that foreign producers are selling product into the U.S. market at dumped and/or subsidized prices and are adversely affecting domestic shipments and pricing.

        While a previous import surge in 1996 primarily involved cut-to-length plate, the current surge has included all of the Company's products. As a result, from May 1998 to March 1999, the Company's plate and sheet prices fell by 28.6% and 24.7%, respectively. Concurrently, the Company has been forced to reduce production by as much as 50%, resulting in higher costs per ton and production inefficiencies, as well as a significant decline in operating results and cash flow. During the three months ended March 31, 1999, the Company's total shipments were approximately 210,900 tons, as compared to 523,800 tons for the same period in the previous year. As a result of the partial import relief described below, production and order entry rates have increased modestly. In April 1999, the Company shipped 109,000 tons. In addition, the Company has announced price increases of $10 to $20 per ton for its plate and sheet products. The announced price increases are expected to gradually improve price realization. There can, however be no assurance that market conditions will allow the Company to attain the announced increases.

        On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot-rolled coiled steel imports form Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil (all cases described in this paragraph are referred to as the "Coiled Products Cases"). In mid November 1998, the International Trade Commission (the "ITC") made a unanimous affirmative preliminary injury determination. Preliminary dumping margins ranging from 25% to 71% for various producers in Japan and Brazil were announced by the Department of Commerce ("DOC") on February 12, 1999, and preliminary margins ranging from 71% to 218% for various producers in Russia were announced on February 22, 1999, with final margins to be announced between May-July 1999. Countervailing duties ranging from 7% to 9% were also announced with respect to Brazil. On April 29, 1999, the DOC announced final anti-dumping duties on imports of hot-rolled coil products from Japan of 17-67%. Final anti-dumping margins for Brazil and Russia will be subsequently announced. The ITC is expected to make its final injury determinations between June-September 1999. If affirmative, the final determinations by the ITC and DOC will result in duties being imposed against imported hot-rolled coil products from the offending countries that are not the subject of a suspension agreement. Under applicable law, the U.S. Administration may settle some or all of the cases if the settlement has the effect of removing the injury or threat of injury caused by the imports. Settlements, called suspension agreements, typically involve import volume and/or price limitations. The U.S. Administration has reached a tentative suspension agreement with Russia that will allow imports of the subject product in the amount of 343,750 metric tons in 1999 and 750,000 metric tons in each year thereafter through 2004. Hot-rolled imports from Russia in 1998 were 3.4 million metric tons. The agreement also includes price floors. The Russian government has not yet confirmed the suspension agreement.

        Imports of hot-rolled coil products from Japan and Brazil that arrive in the U.S. after mid-November 1998 are at risk that duties eventually imposed in the Coiled Products Cases could be applied retroactively to that date. Consequently, the Company expects that such imports will remain at lower levels at least until the Coiled Product Cases are resolved. Russian imports are similarly expected to remain at lower levels pursuant to the above-described suspension agreement. As a result, the Company expects that its production levels, shipments and pricing of hot-rolled products will continue to increase modestly as imports decline and excess inventory levels are reduced. This trend could, however, reverse itself if other countries significantly increase imports or if domestic demand for hot-rolled coils declines.

        On February 22, 1999, five domestic steel producers filed anti-dumping actions against cut-to-length plate imports from the Czech Republic, France, India, Indonesia, Italy, Macedonia, Japan and South Korea. Also, countervailing duty cases were filed against France, India, Indonesia, Italy, Macedonia and South Korea (all cases described in this paragraph are referred to as the "Cut-to-length Plate Cases"). In April 1999, the ITC made a unanimous affirmative preliminary injury determination with respect to all the respondent countries except the Czech Republic and Macedonia, which were dismissed from the cases. After April 1999, imports arriving in the United States could potentially be at risk that duties eventually imposed in the future could be applied retroactively to that date. Consequently, such imports may decline. The Company anticipates that preliminary dumping margins will be announced by the DOC between July-August 1999 with final margins announced between October 1999-January 2000. A final injury determination by the ITC is expected 45 days after announcement of final dumping margins.

        With respect to both the Coiled Products Cases and the Cut-to-length Plate Cases, there can be no assurance that the trade cases will be successful, that duties will be imposed, that imports from countries not named in the Coiled Products Cases or the Cut-to-length Plate Cases will not increase or that domestic shipments or prices will rise. The Company continues to monitor imports of all its products and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports; consequently, such imports could pose continuing or increasing problems for the domestic steel industry and the Company.

        Five-year sunset reviews of various cut-to-length plate cases decided in 1994 will begin in September 1999. The Company and other U.S. producers are allowed to participate in those reviews in support of a five year extension of the orders. The outcome of these reviews cannot currently be predicted, but the failure to extend such dumping duties could have a material adverse effect.

        Domestic competition remains intense and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

        On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann will be responsible for marketing of the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's products in fifteen midwestern states and to certain customers in the eastern United States. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company also made several other organizational changes designed to improve product distribution and on-time delivery.

        The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. Mannesmann then sells the products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. The Company remains responsible for customer credit and product quality. Termination of the Mannesmann agreement would have a negative impact on the cash flow and liquidity of the Company.

        Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 153.2% for the three months ended March 31, 1999 as compared to 88.6% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $106 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at less than 50% of capacity. As described above, the significant surge in foreign imports and resulting low level of orders caused production levels to be less than 50% of capacity. Operating costs per ton increased in part because fixed costs were allocated over fewer tons. In addition, a lower of cost or market inventory adjustment of approximately $1.7 million increased cost of sales in the three months ended March 31, 1999. The Company has undergone several rounds of personnel reductions and other cost cuts in an attempt to at least partially offset the adverse cost effects of lower production rates. In addition, the Company is currently attempting to minimize production inefficiencies by limiting its production to a full, one-blast furnace level. The Company will resume a two-blast furnace operation when order entry rates and pricing indicate that the Company can attain an operations level superior to a full, one-blast furnace operation. A two-blast furnace operation would create additional working capital needs for the Company.

        Depreciation costs included in cost of sales decreased approximately $0.4 million for the three months ended March 31, 1999, compared with the same period in the previous fiscal year. This decrease was due to decreases in the asset base as a result of a write down at the end of fiscal year 1998 of approximately $16.3 million for impaired, fixed assets.

        Selling, general and administrative expenses for the three months ended March 31, 1999 decreased approximately $0.7 million as compared to the same period in the previous fiscal year. These lower expenses were due to cost savings from staff and support personnel reductions.

        During the three months ended March 31, 1999, the Company recorded approximately $1.2 million of professional fees related to the reorganization. These fees were not included in selling, general and administrative expenses. The Company's reorganization expenses in future periods will likely increase because of professional fees and other expenses associated with the Bankruptcy.

        Interest expense decreased approximately $6.0 million during the three months ended March 31, 1999 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the senior notes. Contractual interest on the senior notes for the three months ended March 31, 1999 was $8.3 million, which is $5.5 million in excess of recorded interest expense on the senior notes.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998

        Net sales decreased 55.6% due primarily to decreased shipments of approximately 585,100 tons and decreased overall average selling prices for the six months ended March 31, 1999 compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 14.9%, 17.1%, 18.8% and 24.4%, respectively, for the six months ended March 31, 1999 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe, sheet and slab products decreased approximately 289,000 tons or 51.1%, 74,900 tons or 67.5%,

157,900 tons or 68.2% and 63,300 tons or 44.2%, respectively, between the two periods. The decreases in prices and volumes were primarily a result of increased supply from imports as discussed above, as well as other market factors.

        The Company's cost of sales, as a percentage of net sales, increased to 144.3% for the six months ended March 31, 1999 as compared to 91.0% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $103 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at less than 50% of capacity. As described above, the significant surge in foreign imports and resulting low level of orders caused production levels to be less than 50% of capacity. Operating costs per ton have increased in part because fixed costs were allocated over fewer tons. In addition, a lower of cost or market inventory adjustment of approximately $1.7 million increased cost of sales in the six months ended March 31, 1999.

        Depreciation costs included in cost of sales decreased approximately $1.1 million for the six months ended March 31, 1999 compared with the same period in the previous fiscal year. This decrease was due to decreases in the asset base as a result of approximately $16.3 million of impaired fixed assets being written-down at the end of fiscal year 1998.

        Selling, general and administrative expense for the six months ended March 31, 1999 increased approximately $3.1 million as compared to the same period in the previous fiscal year. These higher expenses were due to increased expenses of approximately $4 million for allowance of doubtful accounts associated with the depressed steel market that is affecting certain of the Company's customers. These higher expenses were offset in part by cost savings from staff and support personnel reductions.

        Subsequent to the Company's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999, the Company recorded approximately $1.2 million of professional fees related to the reorganization, which were not included in selling, general and administrative expenses.

        Interest expense decreased approximately $5.5 million during the six months ended March 31, 1999 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the senior notes. Contractual interest on the senior notes for the six months ended March 31, 1999 was $16.7 million, which is $5.5 million in excess of recorded interest expense on the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from operating expenses, capital expenditures and working capital requirements, including interest payments. In the past, the Company has met these requirements principally from the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financing and cash provided by operations.

        In March 1993, the Company issued in a public offering $135 million principal amount of 11 1/8% senior notes (the "11 1/8% Senior Notes" and, together with the 9 1/2% Senior Notes discussed below, the "Senior Notes"). The 11 1/8% Senior

Notes mature in 2001, are unsecured, and require interest payments semi-annually on March 15 and September 15. Since March 1998, the 11 1/8% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed plan of reorganization. As discussed above, the Company has not been accruing interest on the Senior Notes since February 1, 1999, the date the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

        In connection with the offering of the 11 1/8% Senior Notes, the Company issued $40 million of 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") at a price of $100 per share and warrants to purchase an aggregate of 1,132,000 shares of Class A common stock. As of March 31, 1999, the Redeemable Preferred Stock consisted of 388,358 shares, no par value, with a liquidation preference of approximately $151 per share. As provided for in the Redeemable Preferred Stock Agreement, 11,642 shares of Redeemable Preferred Stock were used to pay for the exercise of warrants to purchase 233,502 shares of Class A common stock. Dividends accrue at a rate equal to 14% per annum of the liquidation preference and, except as provided below, are payable quarterly in cash from funds legally available therefor. For dividend periods ending before April 1996, the Company had the option to add dividends to the liquidation preference in lieu of payment in cash. Prior to April 1996, the Company elected to add the dividends to the liquidation preference. The Redeemable Preferred Stock is exchangeable, at the Company's option, into subordinated debentures of the Company due 2003 (the "Exchange Debentures"). The Company is obligated to redeem all of the Redeemable Preferred Stock in March 2003 from funds legally available therefor. The Company's ability to pay cash dividends on the Redeemable Preferred Stock is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Credit Facility. Restricted payment limitations under the Company's Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends were approximately $28.5 million at March 31, 1999. The Company will not pay dividends on the Redeemable Preferred Stock during the pendency of its Chapter 11 proceeding. As of February 1, 1999, the company discontinued recording dividends on the Redeemable Preferred Stock. Contractual dividends on the Redeemable Preferred Stock as of March 31, 1999, were approximately $30.5 million, which is $2.0 million in excess of dividends accrued. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. Both the Redeemable Preferred Stock and/or the Exchange Debentures are redeemable, at the Company's option, subject to certain redemption premiums. The warrants to purchase the Company's Class A common stock are exercisable at $11 per share, subject to adjustment in certain circumstances, and expire in March 2000. At March 31, 1999, warrants to purchase 898,498 shares of Class A common stock were outstanding.

        In February 1994, the Company completed a public offering of $190 million principal amount of 9 1/2% senior notes (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes mature in 2004, are unsecured, and require interest payments semi-annually on January 15 and July 15. After January 1999, the 9 1/2% Senior

Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. In January 1999, the Company did not make a $9.5 million interest payment due on the 9 1/2% Senior Notes. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed reorganization. As discussed above, the Company has not been accruing interest on the Senior Notes since February 1, 1999, the date the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

        On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new, $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and, by including the property, plant and equipment in the collateral base, is intended to provide additional liquidity. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is expected to be approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of May 10, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $65.6 million under the Credit Facility. As of May 10, 1999, the Company had $9.4 million available under the Credit Facility, with $56.2 million in borrowings. During May 1999, the Company expects to attain additional borrowing availability through the reduction of certain reserves. There can, however, be no assurance as to the amount of additional availability that will be provided or that the lender will not take additional reserves in the future. The terms of the Credit Facility include cross default and other customary provisions.

        Besides the above-described financing activities, the Company's major source of liquidity over time has been cash provided by operating activities. Net cash provided by operating activities was $8.7 million for the six months ended March 31, 1999, as compared with net cash used for operating activities of $6.8 million for the six months ended March 31, 1998. The sources of cash for operating activities during the six months ended March 31, 1999, included depreciation and amortization of $23.7 million, a decrease in accounts receivable of $46.1 million associated primarily with the implementation of the Mannesmann agreement and reduced sales volume, a decrease in inventories of $28.6 million as a result of lower production levels, an increase in accrued interest payable of $10.3 million and an increase in accounts payable of $2.2 million. These sources of cash were offset in part by a net loss of $92.1 million, a decrease in accrued liabilities of $9.6 million and a decrease in accrued payroll and related taxes of $1.4 million. At current production and pricing levels, the Company's production activities continue to consume cash. The Company continues to pursue activities to minimize the liquidity impact thereof. Nevertheless, an improvement in market conditions is likely necessary for the Company's production activities to become cash flow positive.

        The Company is attempting to improve its liquidity by offering certain noncore assets for sale. The Company is finalizing an agreement to sell its large diameter pipe mill equipment for $4.5 million and continues to offer other noncore assets for sale. The large diameter pipe mill equipment has been idled for many years. Payment for the large diameter pipe mill equipment is expected to be received by the end of July 1999. The sale of the large diameter pipe mill equipment is subject to bankruptcy court approval, which cannot be assured.

        Capital expenditures were $6.3 million and $11.8 million for the six months ended March 31, 1999 and 1998, respectively. Capital expenditures for fiscal year 1999 are estimated at approximately $10 to $12 million, which includes implementation of new business and financial software and various other projects. Given current market conditions and the uncertainties created thereby, the Company is continuing to limit its capital spending. The Company is implementing SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issues inherent in its mainframe legacy systems. The project is currently estimated to cost $8.0 to $10.0 million ($7.7 million of which had been spent as of March 31, 1999), with implementation completed in 1999 (see Year 2000 discussion below). The company is, however, currently experiencing various operations disruptions associated with implementation of the SAP software, which are expected to continue in the near future. There can be no assurance that in the near term the Company will realize the expected benefits of SAP or that the disruptions will not continue for a longer than expected time. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

        The Company is a member of a limited liability Company which has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of March 31, 1999, the Company had spent (net of DOE reimbursement) approximately $1.3 million in connection with the project. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies.

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

        During fiscal year 1997, the Company selected and started the implementation of SAP software, an enterprise-wide business system. This system affects nearly every aspect of the Company's operations. During fiscal year 1998, the Company installed new year 2000 compliant HP computer hardware and SAP modules for financial accounting, purchasing and accounts payable, raw materials inventory control and accounts receivable. The human resource and payroll module was implemented on January 1, 1999. On February 1, 1999, the Company completed the last phase of the SAP implementation, which includes sales distribution materials management, production planning, product costing, and other management information systems. This completes the year 2000 compliance of all of the Company's business systems. The HP hardware, operating systems and software installed are year 2000 ready. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company is working with vendors to test the year 2000 readiness of such hardware, operating systems and software application systems. The Company is also reviewing, testing and correcting internally developed software applications for the year 2000 issue.

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

        The Company has significant relationships with various third parties, and the failure of any of these third paries to achieve year 2000 compliance could have a material adverse impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, and the Company's significant customers. The Company expects to audit/review each major third-party supplier to confirm their year 2000 readiness. The audit/review process will continue into the second and third calendar quarters of 1999.

        Through March 31, 1999, the Company had incurred approximately $7.7 million in costs to improve the Company's information technology systems and for year 2000 readiness efforts. Of this amount, most represents the costs of consulting, implementing and transitioning to new computer hardware and software for the SAP enterprise-wide business systems. More than 90% of these costs have been capitalized. Training and re-engineering efforts have been expensed. The Company anticipates incurring an additional $0.3 to $2.3 million in connection with its year 2000 readiness efforts. The Company expects to have all year 2000 readiness efforts completed by September 30, 1999.

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

        No assurance can be given that the Company will not be materially adversely affected by year 2000 issues. The Company may experience material unanticipated problems and costs caused by undetected errors or defects in its internal information technology and non-information technology systems. In addition, the failure of third-parties to timely address year 2000 issues could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers become unable to deliver necessary materials, parts or other supplies, the Company would be unable to timely manufacture products. Similarly, if shipping and freight carriers were unable to ship product, the Company would be unable to deliver product to customers.

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


FACTORS AFFECTING FUTURE RESULTS

        This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to improve and optimize operations as well as ontime delivery and customer service, the Company's objective to increase higher-margin sales while reducing lower-margin sales, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the outcome of trade cases, the Company's expectation that prices and shipments will gradually improve, the commercial and liquidity benefits of the Mannesmann agreement, the successful implementation of the Mannesmann agreement, the Company's ability to successfully reorganize under Chapter 11 of the United States Bankruptcy Code, continued access to and adequacy of the Credit Facility, the Company's ability to restrict capital spending, the Company's ability to sell certain non-core assets, the effect of SAP implementation, the Company's plans to become year 2000 compliant, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth herein.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first two fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has procured a $125 million debtor-in-possession credit facility.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        The Company did not make its interest payment of approximately $9.0 million due January 15, 1999 on the Company's 9 1/2% Senior Notes and its interest payment of approximately $7.5 million due March 15, 1999 on the Company's 11 1/8% Senior Notes, which resulted in a default under the terms thereof. The defaults were not cured by the Company. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Notes, except as provided in a confirmed plan of reorganization. Interest payment defaults under the Senior Notes are excluded as a cross default under the terms of the Credit Facility.

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its Redeemable Preferred Stock. Contractual interest on the Senior Notes for the three months ended March 31, 1999 was $8.3 million, which is $5.5 million in excess of interest expense included in the accompanying financial statements. Contractual dividends on the Redeemable Preferred Stock as of March 31, 1999, was approximately $30.5 million, which is $2.0 million in excess of dividends accrued in the accompanying balance sheet.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.


   Exhibit                                                                     Filed
   Number                               Exhibit                               Herewith
     27                  Financial Data Schedule                                  X


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



Dated:  May 17, 1999