Form 10-Q
period 1999-06-30
GENEVA STEEL CO
filed 1999-08-16
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

        15,008,767 and 18,451,348 shares of Class A and Class B common stock, respectively, outstanding as of August 10, 1999.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)

ASSETS


                                                   June 30,       September 30,
                                                     1999              1998
                                                  ---------         ---------
Current assets:
    Cash                                          $      --         $      --
    Accounts receivable, net                         15,380            63,430
    Inventories                                      60,531           113,724
    Deferred income taxes                            16,005             8,118
    Prepaid expenses and other                       11,577             2,964
    Related party receivable                             --               270
                                                  ---------         ---------

        Total current assets                        103,493           188,506
                                                  ---------         ---------

Property, plant and equipment:
    Land                                              1,990             1,990
    Buildings                                        16,119            16,119
    Machinery and equipment                         647,580           640,363
    Mineral property and development costs            1,000             1,000
                                                  ---------         ---------

                                                    666,689           659,472
    Less accumulated depreciation                  (281,438)         (248,298)
                                                  ---------         ---------

        Net property, plant and equipment           385,251           411,174
                                                  ---------         ---------


Other assets                                          5,070             5,485
                                                  ---------         ---------

                                                  $ 493,814         $ 605,165
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

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,        September 30,
                                                      1999               1998
                                                    ---------         ---------
Liabilities not subject to compromise:
    Senior notes                                    $      --         $ 325,000
    Revolving credit facility                          57,530            60,769
    Accounts payable                                   10,266            34,117
    Accrued liabilities                                14,515            25,005
    Accrued payroll and related taxes                   6,850             9,454
    Accrued dividends payable                              --            25,315
    Accrued interest payable                               --             5,080
    Accrued pension and profit sharing costs            1,872             2,182
                                                    ---------         ---------

            Total current liabilities                  91,033           486,922
                                                    ---------         ---------


Liabilities subject to compromise:
    Senior notes                                      325,000                --
    Accounts payable                                   27,771                --
    Accrued dividends payable                          28,492                --
    Accrued interest payable                           15,409                --
    Accrued liabilities                                 4,562                --
                                                    ---------         ---------

                                                      401,234                --
                                                    ---------         ---------


Deferred income tax liabilities                        16,005             8,118
                                                    ---------         ---------


Redeemable preferred stock
    (subject to compromise)                            55,814            56,917
                                                    ---------         ---------


Stockholders' equity (deficit):
    Preferred stock                                        --                --
    Common stock:
        Class A                                        92,022            87,979
        Class B                                         9,741            10,110
    Warrants to purchase Class A
        common stock                                    4,255             5,360
    Accumulated deficit                              (176,290)          (47,749)
    Class A common stock held in
        treasury, at cost                                  --            (2,492)
                                                    ---------         ---------

            Total stockholders' equity
               (deficit)                              (70,272)           53,208
                                                    ---------         ---------

                                                    $ 493,814         $ 605,165
                                                    =========         =========


            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (In thousands, except per share data)

                                   (Unaudited)


                                                        1999              1998
                                                     ---------         ---------
Net sales                                            $  87,000         $ 188,735
Cost of sales                                          108,535           168,589
                                                     ---------         ---------

    Gross margin                                       (21,535)           20,146

Selling, general and administrative
    expenses                                             3,785             6,179
                                                     ---------         ---------

    Income (loss) from operations                      (25,320)           13,967
                                                     ---------         ---------


Other income (expense):
    Interest and other income                              574                89
    Interest expense                                    (1,975)          (10,777)
      (total contractual interest of
        $10,242 in the 1999 quarter)
                                                     ---------         ---------
                                                        (1,401)          (10,688)
                                                     ---------         ---------

Income (loss) before reorganization item
    and provision for income taxes                     (26,721)            3,279

Reorganization item:
      Professional fees                                  2,770                --
                                                     ---------         ---------

Income (loss) before provision for
    income taxes                                       (29,491)            3,279

Provision for income taxes                                  --             1,266
                                                     ---------         ---------

Net income (loss)                                      (29,491)            2,013

Less redeemable preferred stock dividends
    and accretion for original issue discount              186             2,989
                                                     ---------         ---------

Net loss applicable to common shares                 $ (29,677)        $    (976)
                                                     =========         =========

Basic and diluted net loss per common share          $   (1.76)        $    (.06)
                                                     =========         =========


Weighted average basic and diluted common
    shares outstanding                                  16,854            16,227
                                                     =========         =========


 The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (In thousands, except per share data)

                                   (Unaudited)

                                                        1999              1998
                                                     ---------         ---------
Net sales                                            $ 225,044         $ 562,653
Cost of sales                                          307,677           508,712
                                                     ---------         ---------

    Gross margin                                       (82,633)           53,941

Selling, general and administrative
    expenses                                            18,455            17,718
                                                     ---------         ---------

    Income (loss) from operations                     (101,088)           36,223
                                                     ---------         ---------

Other income (expense):
    Interest and other income                              931               240
    Interest expense                                   (17,510)          (31,859)
      (total contractual interest of
          $31,327 in 1999)
                                                     ---------         ---------

                                                       (16,579)          (31,619)
                                                     ---------         ---------

Income (loss) before reorganization item
    and provision for income taxes                    (117,667)            4,604

Reorganization item:
    Professional fees                                    3,920                --
                                                     ---------         ---------


Income (loss) before provision for
    income taxes                                      (121,587)            4,604

Provision for income taxes                                  --             1,914
                                                     ---------         ---------

Net income (loss)                                     (121,587)            2,690

Less redeemable preferred stock dividends
    and accretion for original issue discount            4,643             8,684
                                                     ---------         ---------

Net loss applicable to common shares                 $(126,230)        $  (5,994)
                                                     =========         =========

Basic and diluted net loss per common share          $   (7.55)        $    (.37)
                                                     =========         =========

Weighted average basic and diluted common
    shares outstanding                                  16,727            16,088
                                                     =========         =========

 The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN POSSESSION)
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash

                                                         1999              1998
                                                      ---------         ---------
Cash flows from operating activities:
    Net income (loss)                                 $(121,587)        $   2,690
    Adjustments to reconcile net income (loss)
        to net cash provided by operating
           activities:
        Depreciation                                     33,602            34,898
        Amortization                                      1,995             1,433
        Deferred income taxes                                --             1,656
        Gain on asset disposal                             (166)               --
        (Increase) decrease in current assets-
           Accounts receivable, net                      48,050           (16,634)
           Inventories                                   53,193           (20,650)
           Prepaid expenses and other                    (8,343)            2,372
        Increase (decrease) in current
           liabilities--
           Accounts payable                               3,920            (9,779)
           Accrued liabilities                           (5,015)            4,774
           Accrued payroll and related taxes             (2,422)             (800)
           Accrued interest payable                      10,329             8,487
           Accrued pension and profit
              sharing costs                                (310)              454
                                                      ---------         ---------

    Net cash provided by operating activities            13,246             8,901
                                                      ---------         ---------

Cash flows from investing activities:
    Purchases of property, plant and equipment           (7,698)          (17,882)
    Proceeds from sale of property, plant and
        equipment                                           184                --
                                                      ---------         ---------

    Net cash used for investing activities            $  (7,514)        $ (17,882)
                                                      ---------         ---------



 The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


                                                            1999             1998
                                                          --------         --------
Cash flows from financing activities:
    Proceeds from revolving credit facility               $ 17,522         $ 25,648
    Payments on revolving credit facility                  (20,762)         (14,890)
    Payments of deferred loan fees                          (1,580)              --
    Change in bank overdraft                                  (912)          (1,782)
    Other                                                       --                5
                                                          --------         --------

    Net cash provided by (used in) financing
        activities                                          (5,732)           8,981
                                                          --------         --------

Net change in cash                                              --               --

Cash at beginning of period                                     --               --
                                                          --------         --------

Cash at end of period                                     $     --         $     --
                                                          ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:

        Interest (net of amount capitalized)              $  5,717         $ 21,939


Supplemental schedule of noncash financing activities:

    For the nine months ended June 30, 1999 and 1998, the Company increased the redeemable preferred stock by $657 and $559, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At June 30, 1999, the Company had accrued dividends payable of $28,492 (total contractual dividends of $33,630).

    During the nine months ended June 30, 1999, warrants to purchase 233,502 shares of Class A common stock were exercised at $11 per share. The exercise price was paid to the Company with 11,642 shares of redeemable preferred stock as provided for in the redeemable preferred stock agreement.


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

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first three fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has a $125 million debtor-in-possession credit facility in place (see Note 5).

     As of February 1, 1999, the Company discontinued accruing interest on the senior notes and dividends on its redeemable preferred stock. Contractual interest on the senior notes for the three months ended June 30, 1999 was $8.3 million, which is not included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock as of June 30, 1999, was approximately $33.6 million, which is $5.1 million in excess of dividends accrued in the accompanying balance sheet.

(2) INTERIM CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(3) INVENTORIES

     Inventories were comprised of the following components (in thousands):

                                         June 30,     September 30,
                                          1999            1998
                                        --------        --------
Raw materials                           $ 13,828        $ 29,250
Semi-finished and finished goods          41,147          78,746
Operating materials                        5,556           5,728
                                        --------        --------

                                        $ 60,531        $113,724
                                        ========        ========


(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three and nine months ended June 30, 1999 and 1998, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

     The net income (loss) for the three and nine months ended June 30, 1999 and 1998 was adjusted for redeemable preferred stock dividends only through January 31, 1999. The accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance was adjusted for the entire time periods.

(5) $125 MILLION DEBTOR-IN-POSSESSION CREDIT FACILITY

     On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and, by including the property, plant and equipment in the collateral base, is intended to provide additional liquidity. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of August 11, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $66.4 million in borrowings under the Credit Facility. As of August 11, 1999, the Company had $8.9 million available under the Credit Facility, with $55.2 million in borrowings and $2.3 million in letters of credit outstanding. There can, however, be no assurance as to the amount of availability that will be provided in the future or that the lender will not require additional reserves in the future.

(6)  MANNESMANN MARKETING AGREEMENT

     On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann is responsible for marketing the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's steel products in fifteen midwestern states and to certain customers in the eastern United States. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company also made several other organizational changes designed to improve product distribution and on-time delivery.

     The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. This requirement was implemented beginning in April 1999. Mannesmann then sells the products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. As of June 30, 1999, the Company had received $9.1 million from Mannesmann for the purchase of finished goods inventory that was assigned to a discrete order. The Company recognizes the sale of this inventory when it is shipped. Therefore, the Company only records the receipt of funds and the corresponding inventory reduction for the cost of the inventory in the accompanying financial statements until shipment occurs. The Company remains responsible for customer credit and product quality. On or before August 31, 1999, the Company has the right to terminate the Mannesmann agreement effective December 31, 1999. At present, no decision to terminate the agreement has been made. Termination of the Mannesmann agreement would likely have a negative impact on the cash flow and liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first three fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports (See Results of Operations). Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% Senior Notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has a $125 million debtor-in- possession credit facility in place (See Liquidity and Capital Resources).

     As of February 1, 1999, the Company discontinued accruing interest on the senior notes and dividends on its redeemable preferred stock. Contractual interest on the senior notes for the three months ended June 30, 1999 was $8.3 million, which is not included in the accompanying financial statement. Contractual dividends on the redeemable preferred stock as of June 30, 1999, was approximately $33.6 million, which is $5.1 million in excess of dividends accrued in the accompanying balance sheet.

Results of Operations

     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                              Three Months Ended               Nine Months Ended
                                                    June 30,                        June 30,
                                            ----------------------          ----------------------
                                             1999            1998            1999            1998
                                            ------          ------          ------          ------
Net sales                                    100.0%          100.0%          100.0%          100.0%
Cost of sales                                124.8            89.3           136.7            90.4
                                            ------          ------          ------          ------
Gross margin                                 (24.8)           10.7           (36.7)            9.6

Selling, general and
    administrative expenses                    4.3             3.3             8.2             3.2
                                            ------          ------          ------          ------
Income (loss) from operations                (29.1)            7.4           (44.9)            6.4
                                            ------          ------          ------          ------
Other income (expense):
 Interest and other income                     0.7             0.1             0.4              --
 Interest expense                             (2.3)           (5.7)           (7.8)           (5.6)
                                            ------          ------          ------          ------
                                              (1.6)           (5.6)           (7.4)           (5.6)
Income (loss) before reorganization
 item and provision for income taxes         (30.7)            1.8           (52.3)            0.8
Reorganization item                            3.2              --             1.7              --
                                            ------          ------          ------          ------
Income (loss) before provision
    for income taxes                         (33.9)            1.8           (54.0)            0.8
Provision for income taxes                      --             0.7              --             0.3
                                            ------          ------          ------          ------
 Net income (loss)                           (33.9)%           1.1%          (54.0)%           0.5%
                                            ======          ======          ======          ======


     The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                   Three Months Ended            Nine Months Ended
                        June 30,                      June 30,
                 ---------------------         ---------------------
                  1999           1998           1999           1998
                 ------         ------         ------         ------
Plate              53.2%          67.1%          59.5%          59.8%
Sheet              28.9           17.1           19.2           18.7
Pipe               10.8            8.8           10.0           11.5
Slab                4.3            5.2            8.2            7.9
Non-Steel           2.8            1.8            3.1            2.1
                 ------         ------         ------         ------
                  100.0%         100.0%         100.0%         100.0%
                 ======         ======         ======         ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Net sales decreased 53.9% primarily due to decreased shipments of approximately 190,300 tons and decreased overall average selling prices for the three months ended June 30, 1999 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 27.3%, 21.3%, 23.0% and 29.2%, respectively, in the three months ended June 30, 1999 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe and slab products decreased approximately 161,900 tons or 49.8%, 11,000 tons or 27.8% and 18,200 tons or 45.9%, respectively, while shipped tonnage of sheet products increased approximately 800 tons or 0.8%, between the two periods. The decreases in prices and volumes were primarily a result of increased supply from imports as discussed below, as well as other market factors.

     During the fourth quarter of fiscal year 1998 and the first three quarters of fiscal year 1999, order entry, shipments and pricing for all of the Company's products were adversely affected by, among other things, increased imports. As a result of the trade cases described below, the Company's overall price realization and shipments are expected to increase slightly during the fourth quarter of fiscal year 1999, but the negative impact of high import levels and the resultant increase in steel inventories, together with other market factors, will continue to adversely affect the financial performance of the Company during such period. As of July 31, 1999, the Company had estimated total orders on hand of approximately 112,000 tons compared to approximately 304,000 tons as of July 31, 1998. The Company's low backlog is in part due to operating at one-blast furnace compared to two-blast furnaces.

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

     Historically, coiled and flat plate imports have represented approximately 20% of total U.S. consumption. In the summer of 1998, the domestic steel industry began experiencing an unprecedented surge in imports resulting in a loss of market share for domestic steel producers as well as a significant increase in inventories held for sale. During such surge, as much as 40% of domestic plate and hot-rolled coiled sheet consumption was supplied by imports. The surge in imports from various countries was in part the result of depressed economies in various regions, which have greatly reduced steel consumption, causing steel producers to dramatically increase exports to the United States, one of the few relatively strong markets for steel consumption. The Company, as well as other domestic steel producers, believes that foreign producers were and are selling product into the U.S. market at dumped and/or subsidized prices that adversely affect domestic shipments and pricing.

     While a previous import surge in 1996 primarily involved cut-to-length plate, the current surge has included all of the Company's products. As a result, from May 1998 to June 1999, the Company's plate and sheet prices fell by 27% and 28%, respectively. Concurrently, the Company has been forced to reduce production by as much as 50%, resulting in higher costs per ton and production inefficiencies, as well as a significant decline in operating results and cash flow. During the three months ended June 30, 1999, the Company's total shipments were approximately 317,200 tons, as compared to 523,800 tons for the same period in the previous year. As a result of the partial import relief described below, production and order entry rates have increased modestly. In addition, the Company has announced various price increases for certain of its products, as have certain other domestic producers. The announced price increases are expected to gradually improve price realization. There can, however, be no assurance that market conditions will allow the Company to attain the announced increases.

     On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot-rolled coiled steel imports from Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil (all cases described in this paragraph are referred to as the "Coiled Products Cases"). In April 1999, the Department of Commerce ("DOC") issued a final determination that imports of hot-rolled coiled sheet from Japan were dumped at margins ranging from 17-65%. In June 1999 the International Trade Commission (the "ITC") reached a unanimous 6-0 final determination that imports of hot-rolled coiled sheet from Japan caused injury to the U.S. industry. As a result, an antidumping duty order has taken effect against imports from Japan and will last for a minimum duration of five years. During that time, the amount of dumping duty deposits due from U.S. importers of the merchandise may vary based upon the results of annual administrative reviews. The Company believes that in the near term the imposition of these antidumping duties will almost completely eliminate hot-rolled coiled sheet imports from Japan, which totaled 2.7 million tons in 1998.

     On July 6 and 12, 1999, respectively, the DOC simultaneously issued suspension agreements and final dumping duty determinations as to imports of hot-rolled coiled sheet from Brazil and Russia, and a suspension agreement and final countervailing duty determination as to imports of hot-rolled coiled sheet from Brazil. The Brazilian countervailing duty suspension agreement provides for a quantative limitation of no more than 290,000 metric tons annually of hot-rolled coiled sheet from Brazil and the Brazilian antidumping suspension agreement provides that tonnage can be sold at prices no lower during the five-year period than a reference price of $327 a metric ton, $297 a short ton ex-dock duty paid, in the U.S. market. Based on the fact that these reference prices were above current domestic prices, that the agreement provided that this price was a floor price which would increase as domestic prices increased above $344 per metric ton, $310 per short ton, and that the agreement shielded the U.S. industry from the devaluations of the Brazilian currency during the five years of the agreement, the Company and certain other petitioners supported this suspension agreement. The DOC announced countervailing duty findings of approximately 7%, and antidumping duties of approximately 40%, as to imports from Brazil. The ITC is expected to make final affirmative injury determinations. Therefore, if Brazilian producers violate the suspension agreements, these duty amounts would likely be immediately imposed.

     The suspension agreement on hot-rolled coiled sheet from Russia provides for no shipments for the remainder of 1999, 325,000 metric tons for 2000, 500,000 metric tons for 2001, 675,000 metric tons for 2002, and 725,000 metric tons for 2003. It sets a minimum export price of $255 per metric ton F.O.B. Russia, which is subject to quarterly changes based on a formula relating to other import prices. All of the petitioners objected to the Russian suspension agreement because of the allowed continuation of dumped products at prices below U.S. market prices. However, the quantative restrictions represent a significant decrease from the 3.8 million tons of hot-rolled coiled sheet imports from Russia in 1998. In addition to the hot-rolled coiled sheet suspension agreement, the DOC also entered into a general steel trade agreement with Russia which provides for reduction in imports of other flat-rolled steel products. Simultaneous with the announcement of these agreements, the DOC announced final dumping duties ranging from 57-157%, and the ITC is expected to shortly issue a final affirmative injury determination. Therefore, if the hot-rolled coiled sheet suspension agreement is violated during the next five years, these duty amounts would likely be immediately imposed.


     The success of the three Coiled Products Cases is expected significantly to reduce imports from these three countries from the seven million tons in 1998. As a result, the Company expects that its production levels, shipments and pricing of hot-rolled coiled sheet products will continue to increase modestly as imports decline and excess inventory levels are reduced. This trend could, however, reverse itself if other countries significantly increase imports or if domestic demand for hot-rolled coiled sheet declines.

     On February 22, 1999, five domestic steel producers filed anti-dumping actions against cut-to-length plate imports from the Czech Republic, France, India, Indonesia, Italy, Macedonia, Japan and South Korea. Also, countervailing duty cases were filed against France, India, Indonesia, Italy, Macedonia and South Korea (all cases described in this paragraph are referred to as the "Cut-to-length Plate Cases"). In April 1999, the ITC made a unanimous affirmative preliminary injury determination with respect to all the respondent countries except the Czech Republic and Macedonia, which were dismissed from the cases. On July 12 and 13, 1999, the DOC announced preliminary margins in the cases ranging from 3.67 - 59.12%. Bonds in these amounts are now required on imports. The DOC will issue final determinations in November or December, with final ITC determinations expected in December 1999 or January 2000.

     There can be no assurance as to the ultimate effect of the Coiled Products Cases or Cut-to-length Plate Cases, that imports from countries not named in the Coiled Products Cases or the Cut-to-length Plate Cases will not increase or that domestic shipments or prices will rise. The Company continues to monitor imports of all products it produces and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports; consequently, such imports could pose continuing or increasing problems for the domestic steel industry and the Company.

     Five-year sunset reviews of various cut-to-length plate cases decided in 1994 will begin in September 1999. The Company and other U.S. producers are allowed to participate in those reviews in support of a five-year extension of the orders. The outcome of these reviews cannot currently be predicted, but the failure to extend such dumping duties could have a future material adverse effect.

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

     On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann is responsible for marketing the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's steel products in fifteen midwestern states and to certain customers in the eastern United States. The Company's existing sales force will remain Company employees, but will be directed by Mannesmann. The Company also made several other organizational changes designed to improve product distribution and on-time delivery.

     The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. This requirement was implemented beginning in April 1999. Mannesmann then sells the products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. As of June 30, 1999, the Company had received $9.1 million from Mannesmann for the purchase of finished goods inventory that was assigned to a discrete order. The Company recognizes the sale of this inventory when it is shipped. Therefore, the Company only records the receipt of funds and the corresponding inventory reduction for the cost of the inventory in its financial statements until shipment occurs. The Company remains responsible for customer credit and product quality. On or before August 31, 1999, the Company has the right to terminate the Mannesmann agreement effective December 31, 1999. At present, no decision to terminate the agreement has been made. Termination of the Mannesmann agreement would likely have a negative impact on the cash flow and liquidity of the Company.

     Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 124.8% for the three months ended June 30, 1999 as compared to 89.3% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $20 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at significantly less than capacity. As described above, the significant surge in foreign imports and resulting low level of orders, together with other market factors, caused production levels to be significantly less than capacity. Operating costs per ton increased in part because fixed costs were allocated over fewer tons. In addition, the Company, in response to falling prices, wrote-down the cost of its inventories to market price, resulting in an adjustment of approximately $4.1 million which increased cost of sales in the three months ended June 30, 1999. The Company has undergone several rounds of personnel reductions and other cost cuts in an attempt to at least partially offset the adverse cost effects of lower production rates. Based on market conditions, the Company is currently attempting to minimize production inefficiencies by limiting its production to a full, one-blast furnace level. The Company will resume a two-blast furnace operation when order entry rates and pricing indicate that the Company can attain operational results superior to a full, one-blast furnace operation. A two-blast furnace operation would create additional working capital needs for the Company. The Company anticipates instigating a two-blast furnace operation in September or October 1999. There can, however, be no assurance that market conditions will ultimately justify a two-blast furnace operation or that the Company will be able to obtain the requisite working capital from vendor credit, expanded borrowing capacity, or other sources to support increased production levels.

     Depreciation costs included in cost of sales decreased approximately $0.1 million for the three months ended June 30, 1999, compared with the same period in the previous fiscal year. This decrease was due to a lower asset base as a result of a write-down at the end of fiscal year 1998 of approximately $16.3 million for impaired, fixed assets.

     Selling, general and administrative expenses for the three months ended June 30, 1999 decreased approximately $2.4 million as compared to the same period in the previous fiscal year. These lower expenses were due in part to cost savings related to staff and support personnel reductions.

During the three months ended June 30, 1999, the Company recorded approximately $2.8 million of professional fees related to its Chapter 11 reorganization efforts which included the fees and expenses of the bondholders and unsecured creditors committees. These fees were not included in selling, general and administrative expenses.

     Interest expense decreased approximately $8.8 million during the three months ended June 30, 1999 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the senior notes. Contractual interest on the senior notes for the three months ended June 30, 1999 was $8.3 million, which is not recorded in the financial statements. In addition, lower production volumes resulting in lower working capital needs decreased the average borrowings outstanding compared to the same period in the previous fiscal year.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998

     Net sales decreased 60.0% due primarily to decreased shipments of approximately 775,400 tons and decreased overall average selling prices for the nine months ended June 30, 1999 compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 19.7%, 19.0%, 22.0% and 24.8%, respectively, for the nine months ended June 30, 1999 compared to the same period in the previous fiscal year. Shipped tonnage of plate, pipe, sheet and slab products decreased approximately 449,300 tons or 50.4%, 85,800 tons or 57.1%, 158,800 tons or 47.4% and 81,500 tons or 44.6%, respectively, between the two periods. The decreases in prices and volumes were primarily a result of increased supply from imports as discussed above, as well as other market factors.

     The Company's cost of sales, as a percentage of net sales, increased to 136.7% for the nine months ended June 30, 1999 as compared to 90.4% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $66 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at significantly less than capacity. As described above, the significant surge in foreign imports and resulting low level of orders caused production levels to be significantly less than capacity. Operating costs per ton increased in part because fixed costs were allocated over fewer tons. In addition, the Company, in response to falling prices, wrote-down the cost of its inventories to market price, resulting in an adjustment of approximately $5.8 million which increased cost of sales in the nine months ended June 30, 1999.

     Depreciation costs included in cost of sales decreased approximately $1.3 million for the nine months ended June 30, 1999 compared with the same period in the previous fiscal year. This decrease was due to a lower asset base as a result of approximately $16.3 million of impaired fixed assets being written-down at the end of fiscal year 1998.

     Selling, general and administrative expense for the nine months ended June 30, 1999 increased approximately $0.7 million as compared to the same period in the previous fiscal year. These higher expenses were due to increased expenses of approximately $4.0 million for allowance of doubtful accounts associated with the depressed steel market that is affecting certain of the Company's customers. These higher expenses were offset in part by cost savings related to staff and support personnel reductions.

Subsequent to the Company's filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 1, 1999, the Company recorded approximately $3.9 million of professional fees related to the reorganization which included the fees and expenses of the bondholders and unsecured creditors committees, which were not included in selling, general and administrative expenses.

     Interest expense decreased approximately $14.3 million during the nine months ended June 30, 1999 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the senior notes. Contractual interest on the senior notes for the nine months ended June 30, 1999 was $24.8 million, which is $13.8 million in excess of recorded interest expense on the senior notes. In addition, lower production volumes resulting in lower working capital needs decreased the average borrowings outstanding compared to the same period in the previous fiscal year.

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

     In March 1993, the Company issued in a public offering $135 million principal amount of 11 1/8% senior notes (the "11 1/8% Senior Notes" and, together with the 9 1/2% Senior Notes discussed below, the "Senior Notes"). The 11 1/8% Senior Notes mature in 2001, are unsecured, and require interest payments semi-annually on March 15 and September 15. Since March 1998, the 11 1/8% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed plan of reorganization. As discussed above, the Company has not been accruing interest on the Senior Notes since February 1, 1999, the date the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

     In connection with the offering of the 11 1/8% Senior Notes, the Company issued $40 million of 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") at a price of $100 per share and warrants to purchase an aggregate of 1,132,000 shares of Class A common stock. As of June 30, 1999, the Redeemable Preferred Stock consisted of 388,358 shares, no par value, with a liquidation preference of approximately $151 per share. As allowed pursuant to the Redeemable Preferred Stock Agreement, 11,642 shares of Redeemable Preferred Stock have been used to pay for the exercise of warrants to purchase 233,502 shares of Class A common stock. Dividends accrue at a rate equal to 14% per annum of the liquidation preference and, except as provided below, are payable quarterly in cash from funds legally available therefor. For dividend periods ending before April 1996, the Company had the option to add dividends to the liquidation preference in lieu of payment in cash. Prior to April 1996, the Company elected to add the dividends to the liquidation preference. The Redeemable Preferred Stock is exchangeable, at the Company's option, into subordinated debentures of the Company due 2003 (the "Exchange Debentures"). The Company is obligated to redeem all of the Redeemable Preferred Stock in March 2003 from funds legally available therefor. The Company's ability to pay cash dividends on the Redeemable Preferred Stock is subject to the covenants and tests contained in the indentures governing the Senior Notes and in the Company's Credit Facility. Restricted payment limitations under the Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends accumulate until paid and accrue additional dividends at a rate of 14% per annum. As a result of the Company's inability to pay four full quarterly dividends, the holders of the Redeemable Preferred Stock elected two directors on May 30, 1997. The right of such holders to elect directors continues until the Company has paid all dividends in arrears and has paid the dividends due for two consecutive quarters thereafter. As of February 1, 1999, the Company discontinued recording dividends on the Redeemable Preferred Stock.

Unpaid contractual dividends as of June 30, 1999, were approximately $33.6 million, which is $5.1 million in excess of dividends accrued in the Company's balance sheet. The Company will not pay dividends on the Redeemable Preferred Stock during the pendency of its Chapter 11 proceeding. Both the Redeemable Preferred Stock and/or the Exchange Debentures are redeemable, at the Company's option, subject to certain redemption premiums. The warrants to purchase the Company's Class A common stock are exercisable at $11 per share, subject to adjustment in certain circumstances, and expire in March 2000. At June 30, 1999, warrants to purchase 898,498 shares of Class A common stock were outstanding.

     In February 1994, the Company completed a public offering of $190 million principal amount of 9 1/2% senior notes (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes mature in 2004, are unsecured, and require interest payments semi-annually on January 15 and July 15. After January 1999, the 9 1/2% Senior Notes are redeemable, in whole or in part, at the option of the Company, subject to certain redemption premiums. In January 1999, the Company did not make a $9.0 million interest payment due on the 9 1/2% Senior Notes. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due in January 2004 and the 11 1/8% Senior Notes due in March 2001, except as provided in a confirmed plan of reorganization. As discussed above, the Company has not been accruing interest on the Senior Notes since February 1, 1999, the date the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

     On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new, $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent, and, by including property, plant and equipment in the collateral base, is intended to provide additional liquidity. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is expected to be approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of August 11, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $66.4 million in borrowings under the Credit Facility. As of August 11, 1999, the Company had $8.9 million available under the Credit Facility, with $55.2 million in borrowings and $2.3 million in letters of credit outstanding. There can, however, be no assurance as to the amount of availability that will be provided in the future or that the lender will not require additional reserves in the future. The terms of the Credit Facility include cross default and other customary provisions.

     Besides the above-described financing activities, the Company's major source of liquidity over time has been cash provided by operating activities. Net cash provided by operating activities was $13.2 million for the nine months ended June 30, 1999, as compared with net cash provided by operating activities of $8.9 million for the nine months ended June 30, 1998. The sources of cash for operating activities during the nine months ended June 30, 1999 included depreciation and amortization of $35.6 million, a decrease in accounts receivable of $48.1 million associated primarily with reduced sales volume and the implementation of the Mannesmann agreement, a decrease in inventories of $53.2 million primarily as a result of lower production levels, an increase in accrued interest payable of $10.3 million and an increase in accounts payable of $3.9 million. These sources of cash were substantially offset by a net loss of $121.6 million, an increase in prepaid expenses of $8.3 million, a decrease in accrued liabilities of $5.0 million and a decrease in accrued payroll and related taxes of $2.4 million. At current production and pricing levels, the Company's production activities continue to consume cash. The Company continues to pursue activities to minimize the liquidity impact thereof. Nevertheless, an improvement in market conditions is likely necessary for the Company's production activities to become cash flow positive.

     The Company is attempting to improve its liquidity by offering certain non-core assets for sale. Subsequent to June 30, 1999, the Company finalized an agreement to sell its large diameter pipe mill equipment for $4.5 million and continues to offer other non-core assets for sale. The sale of the large diameter pipe mill equipment has been approved by the Credit Facility lenders and the bankruptcy court. The large diameter pipe mill equipment has been idled for many years. The Company was recently informed by the purchaser of the equipment that payment may not be timely made because of complications involved in the purchaser's resale of the equipment. The Company believes that it is entitled to timely payment pursuant to the terms of the contract and will seek available legal remedies. There can, however, be no assurance as to the timing or certainty of the receipt of such payment.

     Capital expenditures were $7.7 million and $17.9 million for the nine months ended June 30, 1999 and 1998, respectively. Capital expenditures for fiscal year 1999 are estimated at approximately $10 to $12 million, which includes implementation of new business and financial software and various other projects. Given current market conditions and the uncertainties created thereby, the Company is continuing to limit its capital spending. The Company has implemented SAP software, an enterprise-wide business system. The Company expects to benefit significantly from such implementation, including addressing the year 2000 issues inherent in its mainframe legacy systems. The project cost was $9.0 million. The Company is continuing to refine the configuration of the software and train its employees to better use the software. There can be no assurance that in the near term the Company will realize the expected benefits of SAP. Depending on market, operational, liquidity and other factors, the Company may elect further to adjust the design, timing and budgeted expenditures of its capital plan.

     The Company is a member of a limited liability Company which has entered into a cooperative agreement with the United States Department of Energy ("DOE") for the demonstration of a cokeless ironmaking facility and associated power generation and air separation facilities. As of June 30, 1999, the

Company had spent (net of DOE reimbursement) approximately $1.1 million in connection with the project. Expenditures on the project are subject to government cost sharing arrangements. Completion of the project remains subject to several contingencies.

YEAR 2000 ISSUES

     The Company is actively assessing and correcting potential year 2000 information system issues in the following areas: (i) the Company's information technology systems; (ii) the Company's non-information technology systems (i.e., machinery, equipment and devices which utilize built-in or embedded technology); and (iii)suppliers and customers. The Company is undertaking its year 2000 review in the following phases: awareness (education and sensitivity to the year 2000 issue), identification (identifying the equipment processes or systems which are susceptible to the year 2000 issue), assessment (determining the potential impact of year 2000 on the equipment, processes and systems identified during the previous phase and assessing the need for testing and remediation), testing/verification (testing to determine if an item is year 2000 ready or the degree to which it is deficient), and implementation (carrying out necessary remedial efforts to address year 2000 readiness, including validation of upgrades, patches or other year 2000 fixes).

     During fiscal year 1997, the Company selected and started the implementation of SAP software, an enterprise-wide business system. This system affects nearly every aspect of the Company's operations. During fiscal year 1998, the Company installed new, year 2000 compliant HP computer hardware and SAP modules for financial accounting, purchasing and accounts payable, raw materials inventory control and accounts receivable. The human resource and payroll module was implemented on January 1, 1999. On February 1, 1999, the Company completed the last phase of the SAP implementation, which includes sales distribution, materials management, production planning, product costing, and other management information systems. The HP hardware, operating systems and software installed with the SAP project are believed to be year 2000 compliant. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company is working with vendors to test the year 2000 readiness of such hardware, operating systems and software application systems. The Company is also reviewing, testing and correcting internally developed software applications for the year 2000 issue.

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

     The Company has significant relationships with various third parties, and the failure of any of these third parties to achieve year 2000 compliance could have a material adverse impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, and the Company's significant customers. The Company expects to review each major third-party supplier to confirm their year 2000 readiness. The audit/review process will continue into the third calendar quarter of 1999.

     Through June 30, 1999, the Company had capitalized approximately $9.0 million in costs to improve the Company's information technology systems and for year 2000 readiness efforts. The costs include consulting, implementing and transitioning to new computer hardware and software for the SAP enterprise- wide business systems. In addition, costs for training and re-engineering efforts have been expensed. The Company expects to have all year 2000 readiness efforts completed by October 31, 1999.

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

FACTORS AFFECTING FUTURE RESULTS

     This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the

Company's ability to improve and optimize operations as well as on-time delivery and customer service, the Company's objective to increase higher- margin sales while reducing lower-margin sales, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the outcome of trade cases, the Company's expectation that prices and shipments will gradually improve, the commercial and liquidity benefits of the Mannesmann agreement, the successful implementation of the Mannesmann agreement, the Company's ability to successfully reorganize under Chapter 11 of the Bankruptcy Code, continued access to and adequacy of the Credit Facility, the Company's ability to restrict capital spending, the Company's ability to sell certain non-core assets and collect the proceeds therefrom, the effect of SAP implementation, the Company's plans to become year 2000 compliant, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth herein.

     The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to improve throughput rates and production efficiencies and to continue shifting its product mix to higher-margin products. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's throughput capacity. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions and product demand.

The short-term and long-term liquidity of the Company also is dependent upon several other factors, including continued access to the Credit Facility; vendors credit support; the reactions of customers and others to the Company's bankruptcy filing; cash needs to fund working capital as volume increases; availability of capital; foreign currency fluctuations; competitive and market forces; capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. In addition, because of the Company's recent bankruptcy filing and liquidity position, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance and financial condition of the Company.

     Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal 1998 and for the first three fiscal quarters of 1999 were severely affected by, among other things, a dramatic surge in steel imports beginning in the summer of 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. The Company has responded to the surge in imports by significantly decreasing production, reducing costs and pursuing trade cases against dumped and/or subsidized steel imports. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre- petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. The Company is continuing operations in Chapter 11 and has a $125 million debtor-in-possession credit facility in place.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company did not make its interest payment of approximately $9.0 million due January 15, 1999 on the Company's 9 1/2% Senior Notes and its interest payment of approximately $7.5 million due March 15, 1999 on the Company's 11 1/8% Senior Notes, which resulted in a default under the terms thereof. The defaults were not cured by the Company. As described above, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Notes, except as provided in a confirmed plan of reorganization. Interest payment defaults under the Senior Notes are excluded as a cross default under the terms of the Credit Facility.

     As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its Redeemable Preferred Stock. Contractual interest on the Senior Notes for the three months ended June 30, 1999 was $8.3 million, which is not included in the financial statements. Contractual dividends on the Redeemable Preferred Stock as of June 30, 1999, was approximately $33.6 million, which is $5.1 million in excess of dividends accrued in the Company's balance sheet.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.


   Exhibit                                                                     Filed
   Number                               Exhibit                               Herewith
   ------                               -------                               --------
    10.1      Amendment No. 1 to Loan and Security                               X
              Agreement by and between Congress Financial Corporation
              and Geneva Steel Company as Debtor and Debtor-in-Possession
              as Borrower, dated July 31, 1999

    10.2      Agreement for purchase and sale of Large Diameter Pipe             X
              Mill at Geneva Steel between Mitsubishi International
              Corporation and Geneva Steel Company, dated June 21, 1999

    10.3      Letter agreement between Mannesmann Pipe and Steel Corporation     X
              and Geneva Steel Company dated July 30, 1999

     27       Financial Data Schedule                                            X

     (b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENEVA STEEL COMPANY



                                       By: \s\ Dennis L. Wanlass
                                           -------------------------------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer



Dated: August 16, 1999

                                 EXHIBIT INDEX

   Exhibit
   Number                               Exhibit
   ------                               -------
    10.1      Amendment No. 1 to Loan and Security
              Agreement by and between Congress Financial Corporation
              and Geneva Steel Company as Debtor and Debtor-in-Possession
              as Borrower, dated July 31, 1999

    10.2      Agreement for purchase and sale of Large Diameter Pipe
              Mill at Geneva Steel between Mitsubishi International
              Corporation and Geneva Steel Company, dated June 21, 1999

    10.3 Letter agreement between Mannesmann Pipe and Steel Corporation and Geneva Steel Company dated July 30, 1999

     27       Financial Data Schedule