Form 10-K/A
period 1998-09-30
GENEVA STEEL CO
filed 1999-11-15
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Amendment No. 2 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
        _______________.

COMMISSION FILE NO. 1-10459

                              GENEVA STEEL COMPANY
               (Exact name of Registrant as specified in charter)

                 UTAH                                      93-0942346
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization

        10 SOUTH GENEVA ROAD
            VINEYARD, UTAH                                   84058
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (801) 227-9000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class                          Name of Each Exchange on
                                                         Which Registered

       CLASS A COMMON STOCK,                                   NONE
           NO PAR VALUE

       WARRANTS TO PURCHASE                                    NONE
       CLASS A COMMON STOCK

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant is not presently determinable because of the Registrant's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in February 1999 and the subsequent suspension of trading and delisting of its securities on the exchanges where the securities were previously listed. As of October 25, 1999, the Registrant had 15,008,767 and 18,451,348 shares of Class A and Class B Common Stock, respectively, outstanding.

================================================================================

                                 AMENDMENT NO. 2

        The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1998, previously filed with the Commission (the "Annual Report") solely for the purpose of including missing notes to its financial statements lost in the Registrant's filing of Form 10-K via EDGAR and to include a typed signature on the audit opinion accompanying the financial statements. The financial statements are included in their entirety with this Amendment No. 2 for ease of reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            GENEVA STEEL COMPANY

                                            By: \S\ DENNIS L. WANLASS
                                               --------------------------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer

Dated: November 12, 1999

                                 Exhbit Index


Exhibit
Number                         Description
-------                        -----------

13 Selected Portions of the Registrant's Annual Report to Shareholders for the year ended September 30, 1998.