Form 10-K405
period 1999-09-30
GENEVA STEEL CO
filed 1999-12-29
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
                Title of each class                     which registered
                -------------------                ------------------------
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

             [X]

            The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant is not presently determinable because of the Registrant's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in February 1999 and the subsequent suspension of trading and delisting of its securities on the exchanges where the securities were previously listed. As of November 30, 1999, the Registrant had 15,008,767 and 18,451,348 shares of Class A and Class B Common Stock, respectively, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference in Parts II and IV of this report.

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

RECENT DEVELOPMENTS

            On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal years 1998 and 1999 were severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its businesses as debtor-in-possession subject to the supervision of the Bankruptcy Court. See
Item 7 "Management's Discussion and Analysis of Financial condition and Results of Operations."

            On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a new, $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expires on the earlier of the consummation of a plan of reorganization or February 19, 2001. The Credit Facility replaced the Company's previous revolving credit facility with a syndicate of banks led by Citicorp USA, Inc. as agent. The Credit Facility is secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability is subject to a borrowing base calculation and the right of the lender to establish various reserves, which it has done. The amount available to the Company under the Credit Facility is approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves established by the lender. Borrowing availability under the Credit Facility is also subject to other covenants. As of November 30, 1999, the Company's eligible inventories, accounts receivable and eligible equipment supported access to $57.4 million in borrowings under the Credit Facility. As of November 30, 1999, the Company had $10.8 million available under the Credit Facility, with $44.2 million in borrowings and $2.4 million in letters of credit outstanding. There can be no assurance as to the amount of availability that will be provided in the future or that the lender will not require additional reserves. The terms of the Credit Facility include cross default and other customary provisions.

            As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the year ended September 30, 1999 was $33.1 million, which is $22.0 million in excess of recorded interest expense included in the accompanying financial statement. Contractual dividends on the redeemable preferred stock as of September 30, 1999, was approximately $28.5 million, which is $8.4 million in excess of dividends accrued in the accompanying balance sheet.

            Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

            The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees appointed in the Chapter 11 proceedings. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with the Plan of Reorganization, the Company intends to file an application in January 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application will seek a government loan guarantee for a portion of the financing required to consummate the Plan of Reorganization, with the remaining financing being provided through other means. In connection with preparing the loan guarantee application, the Company is in the final phase of selecting and negotiating terms with a major bank to serve as the primary lender under the Loan Guarantee Program. There can be no assurance that the Company will be selected to participate in the Loan Guarantee Program or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

            Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through February 28, 2000. While the Company intends to request further extensions of the exclusivity period if necessary, there can be no assurance that the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

            Although the Chapter 11 Bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

            The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy case. Under Chapter 11, the right of, and ultimate payment by the Company to pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 Bankruptcy proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at the Company's face value in the accompanying financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be very substantially diluted or even eliminated. Further information about the financial impact of the Chapter 11 Bankruptcy filings is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements.

            Management expects that a Plan of Reorganization will be completed and ready to file with the bankruptcy court during the first calendar quarter of 2000. The Plan of Reorganization will be conditioned on the Company being approved for a guarantee under the Loan Guarantee Program. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

            As a result of various trade cases described below as well as improving market conditions in several foreign economies, market conditions for the Company's products have recently improved. Both the Company's order entry and price realization have improved significantly in recent months. The Company's shipment rate has increased from a low in February 1999 of 44,000 tons to 146,000 tons in November 1999. Similarly, overall price realization has increased by 5.7% during the same period, despite a product mix shift to lower-priced sheet. The timing and magnitude of the recent volume and pricing improvements are consistent with initial market recoveries following the success of previously-filed trade cases. The Company expects in the near term that both volume and pricing will continue to improve gradually. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CAPITAL PROJECTS

   Overview

            The Company has spent approximately $48 million, $11 million (net of insurance claim settlement of $12.5 million) and $8 million on capital projects during the fiscal years ended September 30, 1997, 1998 and 1999, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization and capital maintenance efforts. Since fiscal year 1989, Geneva has spent approximately $645 million on plant and equipment to modernize and renovate its production facilities, as well as for ongoing capital maintenance. Geneva believes its modernization efforts have significantly strengthened the Company's capabilities by reducing costs, increasing operating flexibility, broadening its product lines, improving product quality and increasing throughput rates.

            The Company's modernization program was designed to take advantage of the unique features of the Company's rolling mill. Geneva's wide six stand rolling mill is differentiated from competitors' mills by its ability to roll both narrow and wide one inch entry bars into finished product in a single pass. In contrast, other producers utilize either a single-stand reversing mill or a single-stand steckel mill to roll entry bars, requiring multiple passes. Reducing the number of passes increases throughput, operating efficiencies and yields, particularly on thinner gauge product.

            Geneva's in-line caster further enhances the Company's production process by directly casting slabs to the required final width, up to 126 inches wide, before the slabs are directly rolled. Wide casting and direct rolling reduces heating and handling requirements and eliminates cross rolling to obtain final product width. The Company further capitalized on its ability to cast and roll wide plate products by completing a wide plate project which enables Geneva to produce coiled plate up to 122 inches in width and subsequently cut the coiled plate into flat plate. The combination of the caster, rolling mill and wide plate project has created an efficient production process for wide products that most of Geneva's competitors do not possess. As a result, the Company believes its plate production costs are lower than many of its competitors.

  Capital Projects

            The key elements of the modernization are: (i) the replacement of Geneva's open hearth furnaces with two state-of-the-art basic oxygen process ("Q-BOP") steelmaking furnaces, improving product quality and throughput and reducing costs; (ii) the construction of one of the widest in-line casters in the world, enabling the Company to cast slabs at the desired width without cross-rolling; (iii) the completion of a wide-plate project, positioning Geneva as the only North American producer currently offering coiled plate in widths greater than 96 inches and improving plate production efficiencies; and (iv) the modernization of Geneva's rolling mill, enhancing throughput rates, quality and cost.

            The Company has identified several large-scale capital improvement projects that it believes would further increase the Company's production capacity, expand product offerings, improve operating efficiencies and reduce costs. With the exception of the walking beam furnace, these projects are not currently included in the Company's future capital budgets. The Company' slab heating facilities are relatively high cost operations and lack the capacity to heat slabs at the same rate as can be cast and rolled. By utilizing a combination of all the Company's slab heating facilities, the Company has substantially, but not completely, removed its slab heating bottleneck at the higher production levels achieved in the past. In the long term, the Company requires a walking beam furnace (cost of approximately $45 million) that can heat all its slabs. The walking beam furnace would reduce costs, increase prime yields and improve quality by enabling the Company to shut down multiple heating facilities and by significantly improving the temperature consistency of slabs. In addition, the walking beam would increase the Company's capacity to produce large coils, which are made from slabs longer than those that can be heated in certain existing facilities. As a result of the increased heating capacity of the walking beam furnace, the Company: (i) shifts production of slabs into a near-equal amount of hot-bands (less yield loss) and (ii) converts approximately
21.6 tons and 59.0 tons of secondary and scrap steel, respectively, into a near-equal amount of hot-bands.

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

            The Company's 132-inch combination continuous rolling mill has the flexibility to roll either sheet or plate in response to customer demands and changing market conditions. This flexibility maximizes the Company's utilization of its facilities. Generally, the Company manufactures products in response to specific customer orders. The Company also operates a plate stocking program to reduce lead times and improve customer service. Consistent with the Company's strategic objectives, plate shipments have over time generally increased as the modernization program has been completed and various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company's product sales mix as a percent of net sales for fiscal years 1995 through 1999 is shown below:

                        ----------------------------------------------------
                        1995        1996        1997        1998        1999
                        ----        ----        ----        ----        ----
Plate .................   35%         45%         45%         62%         56%
Sheet .................   41          30          30          18          25
Pipe ..................    6           6          10          11          10
Slab ..................   15          16          12           7           6
Non-steel .............    3           3           3           2           3
                         ---         ---         ---         ---         ---
            Total .....  100%        100%        100%        100%        100%
                         ===         ===         ===         ===         ===

            Coiled and Flat Plate. The Company produces plate products which consist of hot rolled carbon and high-strength low alloy steel plate in coil form, cut-to-length from coil and flat rolled in widths varying from 48 to 122 inches and in thicknesses varying from .1875 of an inch to 3.5 inches. Coiled plate is produced and sold in coiled form in thickness of .1875 to .875 of an inch and widths of 42 to 122 inches. Coiled plate, once cut-to-length and leveled, can be used for cut-to-length plate applications such as spiral-welded pipe, electric resistance welded pipe and steel tubing. Coiled and flat plate can be used for heavy steel structures such as storage tanks, railroad cars, ships and bridges.

            Sheet. The Company produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .097 to .230 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet and hot-rolled bands. Sheet is used in a variety of applications such as storage tanks, light structural components and supports and welded tubing.

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

MARKETING; PRINCIPAL CUSTOMERS

            The Company sells its prime steel products through a sales agency arrangement primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 65% of the Company's finished product sales (excluding slabs) during fiscal year 1999. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, ships and agricultural and industrial equipment. The Company has developed a broad customer base of approximately 450 customers in 40 states, and abroad through exporters to several customers in Canada and Mexico, with no concentration in any particular industry.

            The Company sells its ERW pipe to end-users and distributors primarily in the Western and Central United States, where demand for pipe fluctuates in partial response to oil and gas industry cycles, import levels and other factors.

            Export sales, which generally have lower margins than domestic sales, accounted for approximately 1.4%, 2.6% and 0.4% of the Company's net sales during fiscal years 1997, 1998 and 1999, respectively.

            The Company's principal marketing efforts are in the Western and Central United States. The Company believes that it holds a significant market share of the plate, hot-rolled sheet and pipe sales in the eleven western states.

The Company has also focused on expanding its share of the market in other areas of the United States. On November 2, 1998, the Company signed a new, three-year agreement with Mannesmann Pipe and Steel ("Mannesmann"). Under the agreement, Mannesmann markets the Company's steel products throughout the continental United States. Mannesmann previously marketed the Company's products in 15 midwestern states and to certain customers in the eastern United States. The Company's existing sales force remains Geneva employees, but are directed by Mannesmann. The Company also has made several other organization changes designed to improve product distribution and on-time delivery.

            The Company continues to evaluate its sales and marketing approach and may make additional changes in the future. The Company's relationship with Mannesmann began at the time the mill was acquired by the Company. At the outset, Mannesmann provided a purchase guarantee for a portion of the Company's output, which guarantee was instrumental to the Company's financing arrangements. Since then, Mannesmann has provided various other means of enhancing the Company's liquidity. The Company may in the future modify its sales and marketing approach by extending its in-house marketing efforts or expanding its approach to include additional downstream distribution functions.

            The Company's strategy is to maintain its core market in the western United States, where its market position is the strongest, and to increase growth in the midwest, southeast and eastern regions. The Company believes that service centers and distributors account for a substantially larger proportion of its sales than of sales for the industry as a whole. Demand from this customer group historically has fluctuated widely due to substantial swings in the group's inventory levels. In view of these factors, the Company is targeting selected steel processors and various end-users as sources for additional sales, while retaining strong relationships with service center and distributor customers. The Company believes its modernization program enables the Company to produce higher quality products and to gain access to a wider range of customers.

            The Company's rolling mill can produce more wide, coiled plate than the Company's processing facilities can cut and level into higher margin flat plate. In addition, the Company's western location creates logistical challenges in providing on-time delivery to its midwestern and southeastern customers. Consequently, the Company has created a plate distribution and processing system intended to increase plate processing capacity and improve customer service. The facilities allow the Company to further maximize its sales of flat plate made from coils. The system utilizes a hub-and-spoke concept in which products are shipped in bulk primarily by rail from the Company to transloading centers or plate processors and thereafter delivered in smaller quantities primarily by truck to customers.

            The Company has established transloading centers to which plate can be shipped. These inventories are located in relative close proximity to the Company's customer base to maximize availability and on-time delivery. In addition, the Company has contracted with several processors to which coiled plate can be shipped for processing into flat plate for specific customers. Through these arrangements, the Company has significantly increased its capacity to produce and sell plate made from coils at costs comparable to processing plate on its own internal facilities.

            The Company generally produces steel products in response to specific orders. As of November 30, 1999, the Company had estimated total orders on hand for approximately 148,000 tons compared to approximately 74,000 tons as of November 30, 1998. See "Competition and Other Market Factors."

EMPLOYEES; LABOR AGREEMENT

            As of November 30, 1999, the Company's workforce included approximately 1,725 full-time employees, of whom approximately 285 are salaried and approximately 1,440 are union-eligible. The Company's operating management personnel generally have considerable experience in the steel industry. Almost half have more than 20 years of industry experience, with most of the remaining managers ranging in experience from 8 to 20 years. The Company's senior operating managers have an average of approximately 20 years of industry experience.

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

            As part of the Company's labor agreement, the Company and the Union reached several new understandings intended to create a cooperative partnership. The objectives of the partnership include, among others, (i) improving productivity, quality and customer service, (ii) expanding employee involvement in decision making, and (iii) creating a better work environment.

            The Company has made significant progress in implementing its strategy to reduce its employment costs through process redesign, workplace restructuring, modernization and severance incentives. Since December 1997, the Company's executive, administrative and operating staff has been reduced from 473 to 285. During the same period, the Company has also reduced its union-eligible workforce by 30% to 1,440 employees.

            The Company's labor agreement also contains a performance dividend plan intended to reward employees for increased shipments of steel products. Compensation under the plan includes a monthly guarantee of $.33 per hour for all union represented workers. The guaranteed payment is based on an annualized shipment rate of up to 1.5 million tons. As shipments increase above this level, compensation under the plan also increases.

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

            Effective March 1, 1995, the Company established a union employee defined contribution retiree medical plan. This plan is funded through a voluntary employee beneficiary association trust ("VEBA Trust") and used to fund post retirement medical benefits for future retirees covered by the collective bargaining agreement. Company contributions to the plan are $.20 for each hour of work performed by employees covered by the collective bargaining agreement. No benefits were paid from the VEBA Trust until December 1998. Beginning in December 1998, the plan began paying COBRA payments for eligible retired participants. The Company and the Union are currently developing eligibility requirements, benefit levels and other related terms with respect to the plan.

            Recently, the Company discussed with the Union the possibility of amending or replacing the existing labor agreement to among other things, extend the period covered by the labor agreement. Those discussions have ended without any agreement to amend or replace the existing agreement.

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

            Iron Ore. The Company's steelmaking process can use both iron ore and iron ore pellets. In recent years, the Company has used iron ore pellets exclusively in an effort to maximize the operating efficiencies of its blast furnaces. Iron ore pellets are generally purchased from USX, as discussed below, as well as on the spot market. The Company has iron ore deposits at mines in Utah. When used, the ore is mined by an independent contractor under claims owned by the Company and transported by railroad to the steel mill. The Company expects future costs of recovery of this ore to increase gradually as the open reserves are depleted.

            The Company has historically purchased iron ore pellets from USX. The Company's pellet agreement with USX expires on December 31, 1999. The Company has begun discussions with USX and other potential vendors regarding a new pellet supply contract and has reached an interim understanding with USX for a short-term supply arrangement. Management believes that the Company will be able to complete a new pellet supply contract with USX or a substitute vendor. However, there can be no assurance that a new contract can be completed or that USX will continue to supply pellets to the Company. If the Company is unable to enter into a new pellet supply contract, the Company's operating results could be adversely affected.

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

            At times of full production, the Company purchases imported coke as a result of its decreasing capacity to produce its own coke as the Company's coke ovens decline in productive capacity. The ability of other domestic integrated steel mills to produce coke is also generally decreasing, thereby increasing the demand for purchased coke in the United States at times of strong steel demand. The Company has purchased coke from sources originating in Japan and China. As the Company's consumption of purchased coke increases, the Company's average cost of coke used in the manufacturing process also increases.

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

            The Company generates a portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases its remaining electrical requirements from Pacificorp under a 110 - 150 megawatt interruptible power contract expiring in February 2002. The contract provides for fixed annual price increases through the remainder of its term.

            Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline utilizing firm and interruptible transportation contracts. The Rocky Mountain region has substantial natural gas reserves.

            Other. The Company's mill can be served by both the Burlington Northern Santa Fe Railroad ("BNSF") and the Union Pacific Railroad Company ("UP"). The Company believes that it is one of the largest western customers of the UP railroad. The Company's location in the western United States facilitates backhauling, which can reduce freight costs. Subsequent to the merger of the UP and Southern Pacific Transportation Company, the Company negotiated a long-term transportation contract with the UP covering a large portion of the Company's rail transportation needs and intended to provide a competitive rate structure.

            The Company uses scrap metal obtained from its own operations and external sources in its steelmaking process. As the Company increases its production volume and improves yields, management anticipates that increased amounts of scrap will be purchased.

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

COMPETITION AND OTHER MARKET FACTORS

            The Company competes with domestic and foreign steel producers on the basis of price, quality and service. Many of the Company's competitors are larger companies and have greater capital resources. Intense worldwide competition exists for all the Company's products. Both the industry and the Company face increasing competition from producers of certain materials such as aluminum, composites, plastics and concrete.

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

            Integrated steel producers are facing increasing competitive pressures from mini-mills. Mini-mills use ferrous scrap metal as their basic raw material and serve regional markets. A number of mini-mills produce plate, coil and pipe products that compete directly with the Company's products. Several domestic mini-mills have been completed that produce wide plate in coil form, thereby competing with those products produced by the Company. In addition, other mini-mills are planned.

            Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is significantly affected by fluctuations in the value of the United States dollar against several other currencies, the level of demand for steel in the United States economy relative to steel demand in foreign economies and world economic conditions generally. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities.

            Imports of the Company's primary products have historically represented approximately 16% to 25% of total U.S. consumption. Shortly after completion of the Company's modernization in early 1998, the domestic steel industry experienced an unprecedented surge in imports. During the surge, up to approximately 40% of domestic plate consumption was at times supplied by imports. Imports similarly increased in each of the Company's other product lines. The surge in imports from various Asian, South American and Eastern European countries was at least partially the result of depressed economies in those regions, causing foreign steel producers to increase dramatically exports to the United States. Many if not all of these foreign producers sold products into the U.S. market at illegally dumped prices.

            While a previous import surge in 1996 primarily involved only flat plate, the more recent surge included all of the Company's products. As a result, during fiscal 1998 and early fiscal 1999 the Company's product prices and order entry rates fell dramatically. From January 1, 1998 to February 1, 1999, overall price realization for plate, pipe and coil declined by $94, $95, and $92 per ton, respectively. Even without the simultaneous reduction in volume, the decline in pricing alone would have resulted in an annualized margin loss of over $220 million. The Company was also forced to reduce production by approximately 50%, resulting in margin losses, higher costs per ton and production inefficiencies. During the year ended September 30, 1999, the Company's total shipments were approximately 1,100,300 tons, as compared to 2,003,200 tons for the previous year. The combined impact of the pricing and volume declines resulted in a significant reduction in operating results and cash flow. Decreased cash flow and liquidity made it impossible for the Company to service its debt and fund ongoing operations.

            On September 30, 1998, the Company and eleven other domestic steel producers filed antidumping actions against hot-rolled coiled steel imports from Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil (all cases described in this paragraph are referred to as the "Coiled Products Cases"). In April 1999, the Department of Commerce ("DOC") issued a final determination that imports of hot-rolled coiled sheet from Japan were dumped at margins ranging from 17% to 65%. In June 1999, the International Trade Commission (the "ITC") reached a unanimous 6-0 final determination that imports of hot-rolled sheet from Japan caused injury to the U.S. industry. As a result, an antidumping duty order has now gone into effect against imports from Japan and will last for a minimum duration of five years. During that time, the amount of antidumping duty deposits due from U.S. importers of the products may vary based upon the results of annual administrative reviews. The Company believes that the imposition of these antidumping duties will almost completely eliminate hot-rolled sheet imports from Japan, which totaled 2.7 million tons in 1998.

            On July 6 and 12, 1999, respectively, the DOC simultaneously issued both suspension agreements and final antidumping duty determinations as to imports of hot-rolled sheet from Brazil and Russia, and a suspension agreement and final countervailing duty determination as to imports of hot-rolled sheet from Brazil. The Brazilian countervailing duty suspension agreement provides for a quantitative limitation of no more than 290,000 metric tons annually of hot-rolled sheet from Brazil and the Brazilian antidumping suspension agreement provides that tonnage can be sold at prices no lower during the five-year period than a reference price of $327 a metric ton, ex-dock duty paid in the U.S. market. Based on the fact that these reference prices were above current domestic prices, that the agreement provided that this price was a floor price which would increase as domestic prices increased above $344 per metric ton, and that the agreement shielded the U.S. industry from the devaluations of the Brazilian currency during the five years of the agreement, the Company and certain other petitioners supported this suspension agreement. The DOC announced countervailing duty findings of approximately 7% and antidumping duties of approximately 40% as to imports from Brazil. The ITC made a final affirmative injury determination in August 1999. Therefore, if Brazilian producers violate these suspension agreements, these duty amounts would be immediately imposed.

            The suspension agreement on hot-rolled sheet from Russia provides for no shipments for the remainder of 1999, 325,000 metric tons for 2000, 500,000 metric tons for 2001, 675,000 metric tons for 2002, and 725,000 metric tons for 2003. It sets a minimum export price of $255 per metric ton F.O.B. Russia, which is subject to quarterly changes based on a formula relating to other import prices. All petitioners objected to this Russian suspension agreement because of the allowed continuation of dumped prices at below U.S. market prices from Russia. However, these quantitative restrictions represent a significant decrease from the 3.8 million tons of hot-rolled sheet imports from Russia in 1998. In addition to the hot-rolled sheet suspension agreement, the DOC also entered into a general steel trade agreement with Russia which provides for reduction in imports of other flat-rolled steel products. Simultaneous with the announcement of these agreements, the DOC announced final antidumping duties ranging from 57% to 157%, and the ITC made a final affirmative injury determination in August 1999. Therefore, if the hot-rolled sheet suspension agreement is violated during the next five years, these duty amounts would be immediately imposed.

            The success of the Coiled Products Cases will reduce imports from these three countries from seven million tons in 1998, to between 500,000 and 1,000,000 tons per year from 2000 through 2003. The Coiled Products Cases have already benefitted the Company and the domestic steel industry. The Company expects that its production levels, shipments and pricing of hot-rolled sheet products will continue to increase in the near term. This trend could, however, reverse itself if other countries significantly increase imports or if domestic demand for hot-rolled sheet declines.

            On February 22, 1999, five domestic steel producers filed antidumping actions against cut-to-length plate imports from the Czech
Republic, France, India, Indonesia, Italy, Macedonia, Japan and South Korea. Also, countervailing duty cases were filed against France, India, Indonesia, Italy, Macedonia and South Korea (all cases described in this paragraph are referred to as the "Cut-to-length Plate Cases"). In April 1999, the ITC made a unanimous affirmative preliminary injury determination with respect to all the respondent countries except the Czech Republic and Macedonia, which were dismissed from the cases. On July 12 and 13, 1999, the DOC announced preliminary margins in the cases ranging from 1% to 59%. Bonds in these amounts are now required on imports. The DOC issued final margin determinations on December 13, 1999 ranging from 0% to 72%. The ITC will issue final injury determinations in January 2000.

            On June 30,1999, the Company and seven other petitioners filed for
Section 201 relief from welded line pipe imports (the "Section 201 Case"). The ITC has made an affirmative injury determination by a margin of five to one. A remedy hearing was held on November 10, 1999, and the ITC has recommended that imports be reduced by approximately 45% from 1998 levels. The recommendation was made to the President on December 22, 1999, and the President has 60 days to render a decision.

            There can be no assurance as to the ultimate effect of the Coiled Products Cases, Cut-to-length Plate Cases or the Section 201 Case, that imports from countries not named in previous cases will not increase or that domestic shipments or prices will rise. The Company continues to monitor imports and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports; consequently, such imports could pose continuing or increasing problems for the domestic steel industry and the Company.

            Five-year sunset reviews of various cut-to-length plate cases decided in 1994 began in September 1999. The Company and other U.S. producers are allowed to participate in those reviews in support of a five-year extension of the orders. The outcome of these reviews cannot currently be predicted, but the failure to extend such antidumping duties could have a future material adverse effect on the Company's operations and financial condition.

            As a result of the trade cases described above as well as improving market conditions in several foreign economies, market conditions for the Company's products have recently improved. Both the Company's order entry and price realization have improved significantly in recent months. The Company's shipment rate has increased from a low in February 1999 of 44,000 tons to 146,000 tons in November 1999. Similarly, overall price realization has increased by 5.7% over the same period, despite a product mix shift to lower-priced sheet. The timing and magnitude of the recent volume and pricing improvements are consistent with initial market recoveries following the success of previously-filed trade cases. The Company expects in the near term that both volume and pricing will continue to improve gradually.

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

            The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $8.1 million for environmental capital improvements in fiscal years 2000 and 2001. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

            The Company accrues for losses associated with environmental remediation obligations when such losses are probable and the amount of associated costs is reasonable determinable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the engineering or feasibility study or the commitment to a formal plan of action. These accruals may be adjusted as further information becomes available or circumstances change. If recoveries of remediation costs from third parties are probable, a receivable is recorded. As of September 30, 1999, the Company determined that there were no environmental compliance or remediation obligations requiring accruals in the accompanying financial statements.

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

            At the time of the Company's acquisition of the steel mill, the Company and USX identified certain hazardous and solid waste sites and other environmental conditions which existed prior to the acquisition. USX has agreed to indemnify the Company (subject to the sharing arrangements described below) for any fines, penalties, costs (including costs of clean-up, required studies, and reasonable attorneys' fees), or other liabilities for which the Company becomes liable due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of any environmental law, is otherwise required by applicable judicial or administrative action, or is determined to trigger civil liability (the "Pre-existing Environmental Liabilities"). The Company has provided a similar indemnity (but without the sharing arrangement described below) to USX for conditions that may arise after the acquisition. Although the Company has not completed a comprehensive analysis of the extent of the Pre-existing Environmental Liabilities, such liabilities could be material.

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

ITEM 2.  PROPERTIES.

            The Company's principal properties consist of the approximately 1,400-acre site on which the steel mill and related facilities are located and the Company's iron ore mines in southern Utah. The Company also leases from the State of Utah, under a lease expiring in 2016, a site which includes a retention pond. The retention pond is a significant part of the Company's water pollution control facilities. Although the Company's facilities are generally suitable to its needs, the Company believes that such facilities will continue to require future improvements and additional modernization projects in order to remain competitive. See Item 1. "Business--Capital Projects" and "-- Competition and Other Market Factors."

ITEM 3.  LEGAL PROCEEDINGS.

            For information concerning the Company's Chapter 11 bankruptcy filing, see Item 1. "Business - Recent Developments."

            In addition to the matters described under Item 1.
"Business--Environmental Matters", the Company is a party to routine legal proceedings incidental to its business. In the opinion of management, after consultation with its legal counsel, none of the proceedings to which the Company is currently a party, with the exception of those matters relating to the Company's Chapter 11 bankruptcy proceeding, are expected to have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock. Prices for fiscal year 1998 and the first two quarters of fiscal year 1999 were as reported on the NYSE Composite Tape. Prices for the last two quarters of fiscal year 1999 reflect quotations in the over-the-counter market maintained by the National Association of Securities Dealers, as reported by financialweb.com on the Internet. Such quotations reflect interdealer prices, without retail markup, markdown, commissions or other adjustments and may not necessarily represent actual transactions. Since the commencement of the Company's Chapter 11 bankruptcy proceedings, the market for the Class A Common has been limited and the quotations reported may not be indicative or prices that could be obtained in actual transactions. The Company makes no representation as to how reflective Internet stock quotes are of actual trading values.

Fiscal Year Ended September 30, 1998              HIGH               LOW
      First Quarter ended December 31           $  3 7/8         $1 15/16
      Second Quarter ended March 31              3 11/16          1 15/16
      Third Quarter ended June 30                  4 1/4            2 1/4
      Fourth Quarter ended September 30            2 5/8           1 3/16

Fiscal Year Ended September 30, 1999                HIGH             LOW
      First Quarter ended December 31           $ 1 5/16         $  15/32
      Second Quarter ended March 31                  5/8             7/16
      Third Quarter ended June 30                    5/8             3/16
      Fourth Quarter ended September 30            13/32             7/32

            As of November 30, 1999, the Company had 15,008,767 shares of Class A Common Stock outstanding, held by 698 stockholders of record, and 18,451,348 shares of Class B Common Stock outstanding, held by five stockholders of record. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the rate of ten shares of Class B Common Stock for one share of Class A Common Stock. There is no public market for the Class B Common Stock. In connection with the Company's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the NYSE and the Pacific Exchange, Inc. delisted the Company from their respective exchanges. The Company's Class A common stock has been quoted under the symbol "GNVSQ" in the over-the-counter market maintained by the National Association of Securities Dealers.

            The Company currently anticipates that it will retain all available funds to finance its capital expenditures and other business activities, and it does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's credit facility and senior notes restrict the amount of dividends that the Company may pay. Also, the Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition items. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements included in this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

            The information required by this Item is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information required by this Item is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The information required by this item is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The information required by this Item is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The following table sets forth information with respect to the executive officers and directors of the Company:

NAME                         AGE       POSITION
----                         ---       --------
Joseph A. Cannon .........   50        Chairman of the Board and Chief Executive Officer
Ken C. Johnsen ...........   41        Executive Vice President, General Counsel and Director
Dennis L. Wanlass ........   50        Vice President, Treasurer and Chief Financial Officer
Birchel S. Brown .........   59        Senior Vice President of Operations
Timothy R. Clark .........   35        Vice President of Customer Service
Carl E. Ramnitz ..........   52        Vice President of Human Resources
R. J. Shopf ..............   65        Director
Alan C. Ashton ...........   56        Director
K. Fred Skousen ..........   57        Director
Kevin S. Flannery ........   55        Director
Gregory T. Hradsky .......   39        Director

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

            BIRCHEL S. BROWN has been Senior Vice President of Operations since August 1999. Mr. Brown was Senior Vice President of Steel and Wire Operations at Northwestern Steel and Wire from April 1997 to August 1999. He served in many operating capacities at Inland Steel including Manager of several operating departments as well as Manager of the sales products office, from 1966 to 1992. Mr. Brown has a Bachelor of Science degree from Purdue University in Industrial Management and a Master of Business Administration degree from the University of Chicago.

            TIMOTHY R. CLARK has been Vice President of Customer Service since August 1999. From May 1997 to August 1999, he was Vice President of Manufacturing. He has been employed by the Company since 1993 and has served in several other positions, including Project Manager--Plate Finishing and Shipping, Director of Corporate Communications, Director--Delta Project and Assistant to the President. Mr. Clark obtained a B.A. from Brigham Young University, an M.A. from the University of Utah and a Ph.D. from Oxford University.

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

            R. J. SHOPF has been a director of the Company since September 1989 and served as an independent advisor to the Company from March 1988 to September 1989. Mr. Shopf currently serves as the Chairman of the Board for companies which own and operate two Ruth's Chris Steak Houses and the Montgomery Inn Restaurant in Indianapolis. Mr. Shopf is a director of Qualitech Steel. He is also the President of Southwest Business Associates, a consulting company (a position which he previously held from 1984 to February 1988, and from January 1989 to October 1992), and has served in this capacity since August 1994. Mr. Shopf served as President and Chief Executive Officer of Pioneer Chlor Alkali, Inc. ("Pioneer") from August 1993 until August 1994. Mr. Shopf also served as President of Imperial West Chemical Company, an affiliate of Pioneer, from January 1992 until August 1994, and as President of All Pure Chemical Company, also an affiliate of Pioneer, from October 1992 until August 1994. Mr. Shopf obtained an MBA degree from the Harvard Graduate School of Business Administration in 1959.

            ALAN C. ASHTON has been a director of the Company since November 1996. Dr. Ashton co-founded the former WordPerfect Corporation ("WordPerfect"), a software applications company. Dr. Ashton served as an executive officer and a director of WordPerfect and its subsidiaries for over five years, including as Co-Chairman of the Board of Directors of WordPerfect from January through June 1994, and as President and Chief Executive Officer of WordPerfect from January 1993 through December 1993. He served as a director of Novell, Inc. from June 1994 until he resigned in December 1996. Dr. Ashton and his wife, Karen, are co-founders of Thanksgiving Point in Lehi, Utah. He is currently serving on the Board of Directors for Infobases, Deseret Management for Deseret Book, Brigham Young University's Lighting the Way Campaign, and the Division of Business and Economic Development and several other boards.

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

            GREGORY T. HRADSKY is the President of Bellport Capital Corp., a private investment company, which was founded in May 1998. Mr. Hradsky was Managing Director of UBS Securities LLC, a New York based investment banking firm from 1991 to 1998. Prior to that, Mr. Hradsky was a member of the Distressed Securities Group and High Yield Research Department at The First Boston Corporation from 1988 to 1991. He began his career at T. Rowe Price Associates in 1983. Mr. Hradsky received an MBA in Finance from the Wharton School in 1988 and a BA from Loyola College in 1982.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all required forms were timely filed during the past fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION.

            The compensation of Joseph A. Cannon, the Company's Chief Executive Officer, and the four other most highly paid executive officers (collectively, the "Named Executive Officers") is discussed in the following tables and in a report from the Compensation Committee of the Board of Directors.

SUMMARY COMPENSATION TABLE

            The following table sets forth, for the fiscal years ended September 30, 1999, 1998 and 1997, the compensation paid to the Named Executive Officers.

                                                                                                 LONG-TERM COMPENSATION
                                                                                 -------------------------------------------------
                                               ANNUAL COMPENSATION                            AWARDS               PAYOUTS
                                 ---------------------------------------------   --------------------------  ---------------------
                                                                                  RESTRICTED     SECURITIES              ALL OTHER
                                                                  OTHER ANNUAL       STOCK       UNDERLYING     LTIP       COMPEN-
             NAME AND                      SALARY       BONUS     COMPENSATION      AWARD(S)       OPTIONS    PAYOUTS      SATION
        PRINCIPAL POSITION       YEAR      ($)(1)       ($)(2)        ($)            ($)(3)        (#)(4)       ($)        ($)(5)
        ------------------       ----      ------       ------    ------------    ----------     ----------   -------    ---------
Joseph A. Cannon                 1999      482,748          --       13,292            --             --         --        19,563
Chief Executive                  1998      487,724       44,201      12,430            --           68,771       --        17,980
Officer                          1997      463,337       50,932      13,858            --          100,000       --        16,726

Ken C. Johnsen                   1999      271,076          --                         --             --         --        19,453
Executive Vice President and     1998      275,010       24,455       8,859            --           31,589       --        16,724
General Counsel                  1997      200,220       21,886       9,073            --           50,000       --        14,021


Dennis L. Wanlass                1999      194,505          --        7,122            --             --         --        18,716
Vice President and               1998      196,275       17,788       5,757            --           29,627       --        17,837
Chief Financial Officer          1997      186,461       20,497       9,073            --           84,500       --        15,650

                                                                                                 LONG-TERM COMPENSATION
                                                                                 -------------------------------------------------
                                               ANNUAL COMPENSATION                            AWARDS               PAYOUTS
                                 ---------------------------------------------   --------------------------  ---------------------
                                                                                  RESTRICTED     SECURITIES              ALL OTHER
                                                                  OTHER ANNUAL       STOCK       UNDERLYING     LTIP       COMPEN-
             NAME AND                      SALARY       BONUS     COMPENSATION      AWARD(S)       OPTIONS    PAYOUTS      SATION
        PRINCIPAL POSITION       YEAR      ($)(1)       ($)(2)        ($)            ($)(3)        (#)(4)       ($)        ($)(5)
        ------------------       ----      ------       ------    ------------    ----------     ----------   -------    ---------
Carl E. Ramnitz                  1999      172,073        --         3,466            --             --         --        16,850
Vice President of                1998      173,838      15,615         474            --           22,383       --        20,391
Human Resources                  1997      149,991      16,483       2,128            --           36,600       --        13,228

Timothy R. Clark                 1999      137,598        --           --             --             --         --        12,493
Vice President of Customer       1998      140,005      12,559         --             --           22,000       --        13,228
Service                          1997       94,239       9,861         --             --           20,000       --         4,489

----------

(1) Includes compensation deferred or accrued at the election of the Named Executive Officer under the Company's Management Employee Savings and Pension Plan (the "Management Plan").

(2) Represents payments under the Company's Performance Dividend Plan in such years. Amounts for fiscal years 1998 and 1997 represent only Performance Dividend Payments payable to all management and union employees based upon the Company's volume of product shipments. No discretionary bonuses were paid

(3) None of the Named Executive Officers received any restricted stock awards during the three years presented, nor did any of them hold any such stock as of September 30, 1999.

(4) 1997 option grants represent new options granted on February 20, 1997 and the repricing on March 26, 1997 of options granted to the Named Executive Officers in fiscal year 1991. The number of replacement options reflected as 1997 grants are as follows: Robert
            J. Grow, 33,000; Dennis L. Wanlass, 39,500 and Carl E. Ramnitz,
            6,600.

(5) Includes contributions made by the Company pursuant to the Management Plan and the dollar value of premiums paid by the Company pursuant to the Company's split dollar life insurance plan. For fiscal year 1999, such amounts were as follows: Joseph A. Cannon, $15,983 Company contributions, $3,580 insurance premiums; Ken C. Johnsen, $17,129 Company contributions, $2,324 insurance premiums; Dennis L. Wanlass, $15,279 Company contributions, $3,437 insurance premiums; Carl E. Ramnitz, $12,909 Company contributions, $3,941 insurance premiums and Timothy R. Clark, $12,493 Company contributions.

OPTION GRANTS IN LAST FISCAL YEAR

            The Company made no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 1999. The Company did not grant any stock appreciation rights during the fiscal year ended September 30, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

            The following table sets forth information with respect to the exercise of options to acquire shares of the Company's Class A Common Stock by the Named Executive Officers during the fiscal year ended September 30, 1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on September 30, 1999.


                                                            NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS AT
                             SHARES                             AT SEPTEMBER 30, 1999(#)                SEPTEMBER 30, 1999($)
                            ACQUIRED            VALUE      ----------------------------------    ----------------------------------
         NAME           ON EXERCISE (#)      REALIZED ($)  EXERCISABLE          UNEXERCISABLE    EXERCISABLE          UNEXERCISABLE
         ----           ---------------      ------------  -----------          -------------    -----------          -------------
Joseph A. Cannon               --                 --         126,800                65,971          $  --                $  --
Ken C. Johnsen                 --                 --         117,000                31,589             --                   --

                                                            NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS AT
                             SHARES                             AT SEPTEMBER 30, 1999(#)                SEPTEMBER 30, 1999($)
                            ACQUIRED            VALUE      ----------------------------------    ----------------------------------
         NAME           ON EXERCISE (#)      REALIZED ($)  EXERCISABLE          UNEXERCISABLE    EXERCISABLE          UNEXERCISABLE
         ----           ---------------      ------------  -----------          -------------    -----------          -------------
Dennis L. Wanlass              --                 --         120,300                28,827           --                    --
Carl E. Ramnitz                --                 --          64,300                22,183           --                    --
Timothy R. Clark               --                 --          25,000                19,500           --                    --



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

COMPENSATION COMMITTEE REPORT

            This Report of the Compensation Committee (the "Committee") of the Board of Directors describes the overall compensation goals and policies applicable to the executive officers of Geneva, including the bases for determination of the compensation of executive officers for fiscal year 1999. The Report also discusses the setting of 1999 compensation of Mr. Cannon. The term "Executive Officers" is used below to refer to the executive officers of Geneva other than Mr. Cannon.

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

            Compensation Philosophy and Objectives. The Committee believes that compensation of Geneva's executive officers should be set at a competitive level and be based upon the Company's overall financial performance, achievement of strategic goals, and individual performance, with a view toward increasing the value of the Company. Within this overall philosophy, the following principles guide Geneva's compensation policies for executive officers:

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

The Committee believes that adherence to these objectives is essential to attracting and retaining highly-qualified officers whose contributions are necessary for the growth and success of Geneva. The Compensation Committee has also relied on compensation surveys of executives with comparable responsibilities at peer companies. These surveys have been prepared at periodic intervals by the compensation consulting firm of William E. Mercer. Information concerning the specific implementation of these policies in the 1999 compensation arrangements of the Executive Officers and Mr. Cannon is provided below. The Committee believes that the $1.0 million compensation deduction cap promulgated under the Internal Revenue Code currently has no effect on the Company's compensation policies.

            Annual Salaries. Salaries of Executive Officers are generally reviewed on an annual basis at the end of the fiscal year and adjustments made based on the Committee's subjective evaluation of the individual's performance and the Company's performance, taking into account both qualitative and quantitative factors. Among the factors considered by the Committee have been the recommendations of Mr. Cannon and the importance of retaining key Executive Officers. Subject to Board approval, the Committee makes compensation decisions concerning the Executive Officers. Salary levels for fiscal year 1999 were not increased because, in the Committee's judgment, increases would not be appropriate in light of the Company's financial situation. The Committee also concluded that, in light of the Company's Chapter 11 filing and the need to retain its Executive Officers through a critical period in the Company's history, a decrease in salary levels would not be appropriate despite the Company's recent financial performance.

            Incentive Bonuses. In fiscal 1999, Geneva made no awards under the Performance Dividend Plan (the "Performance Plan") established in June 1993. The Performance Plan provides for the monthly payment of additional cash compensation as a percentage of base compensation to all management employees based upon the Company's product shipments. Cash payments made to Executive Officers under the Performance Plan are determined according to the same formula used to determine payments to all other management employees. No discretionary bonuses were paid to any Executive Officers.

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

Accordingly, the Executive Officers derive a financial benefit from an option only if the price of Class A Common Stock increases. With one exception, options grants have not had performance contingencies, but realization of the value provided through the options has generally required the Executive Officer to remain employed by Geneva until the options vest. Historically, options have vested at the rate of 40 percent of the underlying shares at the end of two years following the grant and an additional 20 percent each year thereafter. The Committee modified the vesting schedule of options granted in fiscal 1997 and 1998 so that 50 percent become vested after one year and the balance after two years. The modification to the vesting schedule was made in recognition of the historical volatility of the Company's Common Stock and a desire to increase the incentive represented by the grant of stock options to Executive Officers. The options are generally exercisable for ten years from the date of grant at a price equal to 100 percent of the fair market value of the underlying shares on such date. Because Mr. Cannon beneficially owns more than 10 percent of the voting power of the Company, applicable tax laws require that incentive stock options granted to him must be exercisable for no more than five years at a price equal to 110 percent of the fair market value on the date of grant.

            In fiscal 1999, the Company made no awards of options to purchase Class A Common Stock to Executive Officers of the Company. Given the Company's Chapter 11 filing, the Compensation Committee determined that the granting of options would not be appropriate at that time.

            In connection with the Company's Chapter 11 proceeding, the Compensation Committee formulated and adopted a Key Employee Retention Program (the "Program"), which was approved by the Company's board of directors. The Program covers the Executive officers (which for purposes of the Program includes the corporate controller) and approximately thirty other employees. The purpose of the program is to encourage the covered employees to remain with the Company through its emergence from Chapter 11. The Committee determined that the Program is in the best interest of the Company because of the need to retain a strong management team and continuity throughout the pendency of the proceeding. The Program was designed to accomplish this purpose through payment of an emergence bonus and the provision of certain severance protection. These benefits are intended to encourage employees to remain with the Company despite the personal and career uncertainties created by the bankruptcy filing. The Program provides a severance benefit of 50% of annual salary to Executive Officers terminated without cause prior to consummation of a plan of reorganization and a benefit of 75% of annual salary if terminated within 90 days after consummation of a plan. Executive officers who remain with the Company through consummation of the Plan of Reorganization will receive an emergence bonus of 50% of annual salary, payable 50% in cash and 50% in stock of the reorganized company. (Mr. Cannon's bonus is paid 100% in stock). Employees, other than the Executive officers who remain with the Company, through consummation of a plan of reorganization will receive an emergence bonus equal to 25% of annual salary payable in cash, and are covered by the Company's pre-existing severance program.

            Compensation of Chief Executive Officer. For the reasons discussed above with respect to the Executive Officers, there was no increase or decrease in Mr. Cannon's base salary in fiscal 1999. During the 1999 fiscal year, Mr. Cannon did not receive additional compensation pursuant to the Performance Plan, based upon the formula applicable to all Executive Officers and management employees. Mr. Cannon was not granted options for the purchase of shares of Class A Common Stock for the reasons stated above with respect to the Executive Officers. Mr. Cannon did not receive a discretionary bonus.

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

            Submitted by the Compensation Committee of the Board of Directors:

                                                    R.J. Shopf
                                                    K. Fred Skousen
                                                    Alan C. Ashton

PERFORMANCE GRAPH

            The following graph shows a comparison of cumulative total shareholder return on the Company's Class A Common Stock, calculated on a dividend reinvested basis, from September 30, 1994 through September 30, 1999, compared with the S&P 500 Index and the S&P Steel Index.



                                     [GRAPH]


                               SEP-94      SEP-95      SEP-96      SEP-97      SEP-98     SEP-99
Geneva Steel                    $100        $ 44        $ 17        $ 20        $  7        $  1

S&P(R) 500                      $100        $130        $156        $219        $239        $305

S&P(R) Iron & Steel Index       $100        $ 70        $ 68        $ 78        $ 56        $ 60

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information as of November 30, 1999 with respect to the beneficial ownership of shares of the Class A Common Stock and Class B Common Stock by each person known by the Company to be the beneficial owner of more than 5 percent of either of such classes of Common Stock, by each director or nominee, by each of the Named Executive Officers, and by all directors and officers as a group. The number of Class A Shares listed below does not include Class A Shares issuable upon conversion of Class B Shares. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on the number of outstanding securities, excluding treasury shares held by the Company, and are based on 15,008,767 shares of Class A Common Stock and 18,451,348 shares of Class B Common Stock.


                                                                                 BENEFICIAL OWNERSHIP
                                                                               AS OF NOVEMBER 30, 1999*
                                                                        --------------------------------------
                                                                         NUMBER OF           PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                       SHARES          CLASS OUTSTANDING
                                                                        ------------    ----------------------
CLASS A COMMON STOCK:
Joseph A. Cannon....................................................      129,956(3)              **
Ken C. Johnsen......................................................      117,000(1)              **
Carl E. Ramnitz.....................................................       64,300(1)              **
Timothy R. Clark....................................................       25,000(1)              **
Dennis L. Wanlass...................................................      120,300(1)              **
Alan C. Ashton......................................................       52,800                 **
R. J. Shopf.........................................................       17,800(2)              **
K. Fred Skousen.....................................................        5,300(2)              **
Kevin S. Flannery...................................................        2,800(2)              **
Gregory T. Hradsky..................................................        2,800(2)              **
All directors and officers as a group (11 persons)..................      535,556(4)

CLASS B COMMON STOCK(5):
Joseph A. Cannon....................................................    9,442,204(6)             51.2
Robert J. Grow......................................................    8,855,319                48.0
All directors and officers as a group (1 persons)...................    9,442,204                99.2


----------

* Beneficial ownership as a percentage of the class for each person holding options exercisable within 60 days has been calculated as though shares subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**    Less than 1% of outstanding shares.

(1)   Subject to presently exercisable options.

(2)   Includes 2,800 shares subject to presently exercisable options.

(3) Includes 3,156 shares held by Riverwood Limited Partnership, of which Joseph A. Cannon is general partner, and 126,800 shares subject to presently exercisable options.

(4)   Includes 467,400 shares subject to presently exercisable options.

(5) The Class B Common Stock is convertible into Class A Common Stock at a rate of ten shares of Class B Common Stock for one share of Class A Common Stock. If they were to convert their shares of Class B Common Stock into shares of Class A Common Stock, Mr. Cannon would beneficially own 1,074,176 shares of Class A Common Stock (including shares owned by Riverwood Limited Partnership). In the event of such conversions, Mr. Cannon would own 5.9% of the outstanding Class A Common Stock.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

            (a)   Documents Filed:

                  1. Financial Statements. The following Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference in Item 8 of this Report:

                       -           Report of Independent Public Accountants

                       -           Balance Sheets at September 30, 1999 and
                                   1998

                       - Statements of Operations for the years ended September 30, 1999, 1998 and 1997

                       - Statements of Stockholders' Equity (Deficit) for the years ended September 30, 1999, 1998 and 1997

                       - Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

                       -           Notes to Financial Statements

                  2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Company's Financial Statements and Notes thereto:

                       Schedule                                             Page

                       II -  Valuation and Qualifying Accounts               29

                       Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

            (b)   Reports on Form 8-K

                  None.

            (c)         Exhibits

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
     3.1            Revised Articles of Incorporation of the Registrant                         (1)

     3.2            Articles of Amendment dated February 17, 1993 to the                        (2)
                    Registrant's Revised Articles of Incorporation

     3.3            Articles of Amendment dated March 12, 1993 to the Registrant's              (3)
                    Revised Articles of Incorporation

     3.4            Restated Bylaws of the Registrant                                           (4)

     4.1            Specimen Certificate of the Registrant's Class A Common Stock,              (1)
                    no par value

     4.2            Specimen Certificate of the Registrant's Series B Preferred Stock,          (5)
                    no par value

     4.3            Rights Agreement dated as of May 19, 1997, between Registrant               (6)
                    and Rights Agent

    10.1            Asset Sales Agreement between USX and the Registrant dated as               (1)
                    of June 26, 1987, as Amended and Restated August 31, 1987

    10.2            Registration Rights Agreement among the signatories listed on the           (1)
                    signature pages thereof and the Registrant dated November 6,
                    1989

    10.3            License Agreement between ENSR Corporation and the Registrant               (1)
                    dated December 8, 1988

    10.4            Amended and Restated Sales Representation Agreement between                 (4)
                    Mannesmann Pipe & Steel Corporation and the Registrant dated
                    October 30, 1998

    10.5            Geneva Steel Key Employee Plan                                              (7)

    10.6            Amendment to Geneva Steel Key Employee Plan dated May 12,                   (8)
                    1991

    10.7            Form of Non-Statutory Stock Option Agreement                                (1)

    10.8            Management Employee Savings and Pension Plan, as Amended                    (9)
                    and Restated generally effective January 1, 1994, dated as of July
                    3, 1995

    10.9            Amendment No. 1 to the Geneva Steel Management Employee                     (10)
                    Savings and Pension Plan, effective as of January 1, 1997, dated
                    June 25, 1997

   10.10            Form of revised Executive Split Dollar Insurance Agreement                  (11)

   10.11            Form of revised Executive Supplemental Retirement Agreement                 (11)

   10.12            Union Employee Savings and Pension Plan, as Amended and                     (12)
                    Restated effective January 1, 1995, dated as of August 13, 1997

   10.13            Collective Bargaining Agreement between United Steelworkers of              (4)
                    America and the Registrant ("Collective Bargaining Agreement")
                    dated May 1, 1998

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
    10.14           Agreement between Union Carbide Industrial Gases, Inc. and the                (7)
                    Registrant dated July 12, 1990, as amended August 3, 1990
                    (the "Union Carbide Agreement")

    10.15           Amendment to the Union Carbide Agreement dated December 1,                   (11)
                    1992

    10.16           Oxygen Supply Agreement between Air Liquide America                          (12)
                    Corporation and the Registrant dated June 10, 1997

    10.17           Coilbox License Agreement between Stelco Technical Services                   (1)
                    Limited and the Registrant dated August 23, 1989

    10.18           License Agreement for the K-OBM Process between                               (1)
                    Klockner Contracting and Technologies GmbH and the Registrant
                    dated November 25, 1989

    10.19           Special Use Lease Agreement No. 897 between the State of Utah                (11)
                    and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992

    10.20           Indenture dated as of January 15, 1994 between the Registrant and            (13)
                    Bankers Trust Company, as Trustee, including a form of 9 1/2%
                    Senior Note due 2004

    10.21           Indenture dated as of March 15, 1993 between the Registrant and               (3)
                    The Bank of New York, as Trustee, including a form of 11 1/8%
                    Senior Note due 2001

    10.22           License Agreement relating to the desulfurization process between             (1)
                    BS&B Engineering Company, Inc. and the Registrant dated March
                    1, 1990

    10.23           Lo-Cat(R) Licensing Agreement between ARI Technologies, Inc.                  (7)
                    and the Registrant dated April 16, 1990

    10.24           Agreement relating to the closure of hazardous waste surface                  (7)
                    impoundments between USX Corporation, the Registrant and
                    Duncan Lagnese Associates, Incorporated dated October 22, 1990

    10.25           Agreement for Sale and Purchase of Coke between the Registrant               (14)
                    and Pacific Basin Resources (a division of Oxbow Carbon and
                    Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
                    Agreement")

    10.26           First Amendment to the Oxbow Coke Agreement dated April 11,                  (15)
                    1996

    10.27           Agreement for the Sale and Purchase of Coal between the                      (16)
                    Registrant and Oxbow Carbon and Minerals, Inc. dated February
                    19, 1996, effective as of April 1, 1994

    10.28           Warrant Agreement dated as of March 16, 1993 between the                      (2)
                    Registrant and The Bank of New York, as Warrant Agent

    10.29           Form of Indenture between the Registrant and the Trustee                      (3)
                    thereunder related to the Exchange Debentures, including a form of Exchange Debenture

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
   10.30            Industrial Gas Supply Agreement between Air Liquide America                  (17)
                    Corporation and Geneva Steel dated June 8, 1995

   10.31            Geneva Steel Company 1996 Incentive Plan                                     (18)

   10.32            Form of Employment Agreement between Registrant and Certain                  (12)
                    Executive Officers

   10.33            Loan and Security Agreement by and between Congress Financial                (19)
                    Corporation and Geneva Steel Company as Debtor and Debtor-in-
                    Possession as Borrower, dated February 19, 1999

   10.34            Amendment No. 1 to Loan and Security Agreement by and                        (20)
                    between Congress Financial Corporation and Geneva Steel
                    Company as Debtor and Debtor-in-Possession as Borrower, dated
                    July 31, 1999

   10.35            Letter Agreement between USX Corporation and Registrant                                     X
                    related to Taconite Pellet Supply, dated December 16, 1999

     13             Selected portions of the Registrant's Annual Report to                                      X
                    Shareholders for the year ended September 30, 1999 which are incorporated by reference in Parts II and IV of this Report

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


            ----------

            (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

            (2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

            (3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

            (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended September 30, 1998.

            (5) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

            (6) Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form 8-A filed on November 21, 1997.

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

            (19) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998

            (20) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999

(d)         Financial Statement Schedule

            See page 29 herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geneva Steel Company:

            We have audited in accordance with generally accepted auditing standards, the financial statements incorporated by reference in Item 8 of this Form 10-K, and have issued our report thereon dated December 20, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 20, 1999

                              GENEVA STEEL COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                        Additions
                                         Balance at     Charged to     Deductions,      Balance
                                          Beginning     Costs and        Net of         at End
Description                               of Year        Expenses      Recoveries       of Year
-----------                              ----------     ----------     ----------       -------
Year Ended September 30, 1999
 Allowance for doubtful accounts ......   $ 6,411        $ 8,775        $(4,274)        $10,912
                                          =======        =======        =======         =======

Year Ended September 30, 1998
  Allowance for doubtful accounts .....   $ 4,564        $ 6,923        $(5,076)        $ 6,411
                                          =======        =======        =======         =======

Year Ended September 30, 1997
   Allowance for doubtful accounts ....   $ 4,031        $ 6,558        $(6,025)        $ 4,564
                                          =======        =======        =======         =======

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1999.


                                       GENEVA STEEL Company

                                       By: /s/ Joseph A. Cannon
                                           -------------------------------------
                                           Joseph A. Cannon, Chairman of the
                                           Board and Chief Executive Officer

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

             Signature                         Title                                    Date
             ---------                         -----                                    ----
/s/ Joseph A. Cannon            Chairman of the Board and Chief                   December 28, 1999
----------------------------    Executive Officer (Principal executive officer)
Joseph A. Cannon

/s/ Ken C. Johnsen              Executive Vice President, Secretary               December 28, 1999
----------------------------    and General Counsel
Ken C. Johnsen

/s/ Dennis L. Wanlass           Vice President, Treasurer and Chief               December 28, 1999
----------------------------    Financial Officer
Dennis L. Wanlass               (Principal financial and accounting officer)

/s/ Alan C. Ashton
----------------------------
Alan C. Ashton                  Director                                          December 28, 1999

/s/ K. Fred Skousen
----------------------------
K. Fred Skousen                 Director                                          December 28, 1999

/s/ R. J. Shopf
----------------------------
R. J. Shopf                     Director                                          December 28, 1999

/s/ Kevin S. Flannery
----------------------------
Kevin S. Flannery               Director                                          December 28, 1999

/s/ Gregory T. Hradsky
----------------------------
Gregory T. Hradsky              Director                                          December 28, 1999

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
     3.1            Revised Articles of Incorporation of the Registrant                         (1)

     3.2            Articles of Amendment dated February 17, 1993 to the                        (2)
                    Registrant's Revised Articles of Incorporation

     3.3            Articles of Amendment dated March 12, 1993 to the Registrant's              (3)
                    Revised Articles of Incorporation

     3.4            Restated Bylaws of the Registrant                                           (4)

     4.1            Specimen Certificate of the Registrant's Class A Common Stock,              (1)
                    no par value

     4.2            Specimen Certificate of the Registrant's Series B Preferred Stock,          (5)
                    no par value

     4.3            Rights Agreement dated as of May 19, 1997, between Registrant               (6)
                    and Rights Agent

    10.1            Asset Sales Agreement between USX and the Registrant dated as               (1)
                    of June 26, 1987, as Amended and Restated August 31, 1987

    10.2            Registration Rights Agreement among the signatories listed on the           (1)
                    signature pages thereof and the Registrant dated November 6,
                    1989

    10.3            License Agreement between ENSR Corporation and the Registrant               (1)
                    dated December 8, 1988

    10.4            Amended and Restated Sales Representation Agreement between                 (4)
                    Mannesmann Pipe & Steel Corporation and the Registrant dated
                    October 30, 1998

    10.5            Geneva Steel Key Employee Plan                                              (7)

    10.6            Amendment to Geneva Steel Key Employee Plan dated May 12,                   (8)
                    1991

    10.7            Form of Non-Statutory Stock Option Agreement                                (1)

    10.8            Management Employee Savings and Pension Plan, as Amended                    (9)
                    and Restated generally effective January 1, 1994, dated as of July
                    3, 1995

    10.9            Amendment No. 1 to the Geneva Steel Management Employee                     (10)
                    Savings and Pension Plan, effective as of January 1, 1997, dated
                    June 25, 1997

   10.10            Form of revised Executive Split Dollar Insurance Agreement                  (11)

   10.11            Form of revised Executive Supplemental Retirement Agreement                 (11)

   10.12            Union Employee Savings and Pension Plan, as Amended and                     (12)
                    Restated effective January 1, 1995, dated as of August 13, 1997

   10.13            Collective Bargaining Agreement between United Steelworkers of              (4)
                    America and the Registrant ("Collective Bargaining Agreement")
                    dated May 1, 1998

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
    10.14           Agreement between Union Carbide Industrial Gases, Inc. and the              (7)
                    Registrant dated July 12, 1990, as amended August 3, 1990
                    (the "Union Carbide Agreement")

    10.15           Amendment to the Union Carbide Agreement dated December 1,                  (11)
                    1992

    10.16           Oxygen Supply Agreement between Air Liquide America                         (12)
                    Corporation and the Registrant dated June 10, 1997

    10.17           Coilbox License Agreement between Stelco Technical Services                 (1)
                    Limited and the Registrant dated August 23, 1989

    10.18           License Agreement for the K-OBM Process between                             (1)
                    Klockner Contracting and Technologies GmbH and the Registrant
                    dated November 25, 1989

    10.19           Special Use Lease Agreement No. 897 between the State of Utah               (11)
                    and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992

    10.20           Indenture dated as of January 15, 1994 between the Registrant and            (13)
                    Bankers Trust Company, as Trustee, including a form of 9 1/2%
                    Senior Note due 2004

    10.21           Indenture dated as of March 15, 1993 between the Registrant and              (3)
                    The Bank of New York, as Trustee, including a form of 11 1/8%
                    Senior Note due 2001

    10.22           License Agreement relating to the desulfurization process between            (1)
                    BS&B Engineering Company, Inc. and the Registrant dated March
                    1, 1990

    10.23           Lo-Cat(R)Licensing Agreement between ARI Technologies, Inc.                   (7)
                    and the Registrant dated April 16, 1990

    10.24           Agreement relating to the closure of hazardous waste surface                  (7)
                    impoundments between USX Corporation, the Registrant and
                    Duncan Lagnese Associates, Incorporated dated October 22, 1990

    10.25           Agreement for Sale and Purchase of Coke between the Registrant                (14)
                    and Pacific Basin Resources (a division of Oxbow Carbon and
                    Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
                    Agreement")

    10.26           First Amendment to the Oxbow Coke Agreement dated April 11,                   (15)
                    1996

    10.27           Agreement for the Sale and Purchase of Coal between the                       (16)
                    Registrant and Oxbow Carbon and Minerals, Inc. dated February
                    19, 1996, effective as of April 1, 1994

   10.28            Warrant Agreement dated as of March 16, 1993 between the                      (2)
                    Registrant and The Bank of New York, as Warrant Agent

   10.29            Form of Indenture between the Registrant and the Trustee                      (3)
                    thereunder related to the Exchange Debentures, including a form of Exchange Debenture

   EXHIBIT                                                                                  INCORPORATED      FILED
     NO.                                        EXHIBIT                                     BY REFERENCE     HEREWITH
   -------                                      -------                                     ------------     --------
   10.30            Industrial Gas Supply Agreement between Air Liquide America                  (17)
                    Corporation and Geneva Steel dated June 8, 1995

   10.31            Geneva Steel Company 1996 Incentive Plan                                     (18)

   10.32            Form of Employment Agreement between Registrant and Certain                  (12)
                    Executive Officers

   10.33            Loan and Security Agreement by and between Congress Financial                (19)
                    Corporation and Geneva Steel Company as Debtor and Debtor-in-
                    Possession as Borrower, dated February 19, 1999

   10.34            Amendment No. 1 to Loan and Security Agreement by and                        (20)
                    between Congress Financial Corporation and Geneva Steel
                    Company as Debtor and Debtor-in-Possession as Borrower, dated
                    July 31, 1999

   10.35            Letter Agreement between USX Corporation and Registrant                                     X
                    related to Taconite Pellet Supply, dated December 16, 1999

     13             Selected portions of the Registrant's Annual Report to                                      X
                    Shareholders for the year ended September 30, 1999 which are incorporated by reference in Parts II and IV of this Report

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


            ----------

            (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

            (2) Incorporated by reference to the Registration Statement on Form S-3 dated June 16, 1993, File No. 33-64548.

            (3) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

            (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended September 30, 1998.

            (5) Incorporated by reference to the Registration Statement on Form S-4 dated August 9, 1993, File No. 33-61072.

            (6) Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form 8-A filed on November 21, 1997.

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

            (19) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998

            (20) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999