Form 10-Q
period 1999-12-31
GENEVA STEEL CO
filed 2000-02-22
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

        15,068,767 and 17,851,348 shares of Class A and Class B common stock, respectively, outstanding as of January 31, 2000.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS

                                                December 31,     September 30,
                                                    1999             1999
                                                 ---------        ---------
Current assets:
    Cash                                            $   --           $   --
    Accounts receivable, net                        12,563           15,196
    Inventories                                     53,935           55,460
    Deferred income taxes                           14,006           14,609
    Prepaid expenses and other                       4,728            4,584
                                                 ---------        ---------
        Total current assets                        85,232           89,849
                                                 ---------        ---------

Property, plant and equipment:
    Land                                             1,792            1,990
    Buildings                                       16,093           16,119
    Machinery and equipment                        631,416          645,943
    Mineral property and development costs           1,000            1,000
                                                 ---------        ---------
                                                   650,301          665,052
    Less accumulated depreciation                 (287,572)        (292,035)
                                                 ---------        ---------
        Net property, plant and equipment          362,729          373,017
                                                 ---------        ---------

Other assets                                        11,652           11,850
                                                 ---------        ---------
                                                 $ 459,613        $ 474,716
                                                 =========        =========



          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED BALANCE SHEETS (Continued)
                      ------------------------------------
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  December 31,     September 30,
                                                        1999             1999
                                                   ---------        ---------
Liabilities not subject to compromise:
    Revolving credit facility                      $  42,969        $  55,466
    Accounts payable                                  14,536           16,334
    Accrued liabilities                               14,944           18,209
    Accrued payroll and related taxes                  7,961            7,444
    Accrued pension and profit sharing costs           1,832              963
                                                   ---------        ---------

            Total current liabilities                 82,242           98,416
                                                   ---------        ---------


Liabilities subject to compromise:
    Senior notes                                     325,000          325,000
    Accounts payable                                  56,712           56,633
    Accrued dividends payable                         28,492           28,492
    Accrued interest payable                          15,409           15,409
    Accrued liabilities                                3,238            3,404
                                                   ---------        ---------

                                                     428,851          428,938
                                                   ---------        ---------


Long-term employee defined benefits                   10,731           10,731
                                                   ---------        ---------


Deferred income tax liabilities                       14,006           14,609
                                                   ---------        ---------


Redeemable preferred stock
    (subject to compromise)                           56,188           56,001
                                                   ---------        ---------


Stockholders' deficit:
    Preferred stock                                       --               --
    Common stock:
        Class A                                       92,339           92,022
        Class B                                        9,424            9,741
    Warrants to purchase Class A
        common stock                                   4,255            4,255
    Accumulated deficit                             (238,423)        (239,997)
                                                   =========        =========

            Total stockholders' deficit             (132,405)        (133,979)
                                                   =========        =========

                                                   $ 459,613        $ 474,716
                                                   =========        =========



          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In thousands, except per share data)

                                   (Unaudited)

                                                          1999                1998
                                                       ---------           ---------
Net sales                                              $ 126,169           $  78,699
Cost of sales                                            126,863             108,237
                                                       ---------           ---------


    Gross margin                                            (694)            (29,538)

Selling, general and administrative
    expenses                                               3,348               9,703
                                                       ---------           ---------

    Loss from operations                                  (4,042)            (39,241)
                                                       ---------           ---------


Other income (expense):
    Interest and other income                                 53                  25
    Interest expense (total contractual
      interest of $9,752 in 1999)                         (1,485)            (10,721)
    Gain on asset sales                                    8,349                 119
                                                       ---------           ---------

                                                           6,917             (10,577)
                                                       ---------           ---------


Income (loss) before reorganization
    item and provision (benefit) for
    income taxes                                           2,875             (49,818)

Reorganization item                                        1,114                  --
                                                       ---------           ---------

Income (loss) before provision (benefit)
    for income taxes                                       1,761             (49,818)

Provision (benefit) for income taxes                          --                  --
                                                       ---------           ---------


Net income (loss)                                          1,761             (49,818)

Less redeemable preferred stock dividends
    and accretion for original issue discount                187               3,191
                                                       ---------           ---------


Net income (loss) applicable to common
    shares                                             $   1,574           $ (53,009)
                                                       =========           =========

Basic and diluted net income (loss) per
    common share                                       $     .09           $   (3.30)
                                                       =========           =========


Weighted average common shares outstanding                16,854              16,042
                                                       =========           =========



          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash

                                                          1999               1998
                                                        --------           --------
Cash flows from operating activities:
    Net income (loss)                                   $  1,761           $(49,818)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
        Depreciation                                      10,681             11,045
        Amortization                                         198                478
        Deferred income taxes                                 --                 --
        Gain on asset sales                               (8,349)              (119)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                        2,633             36,336
           Inventories                                     1,525             18,637
           Prepaid expenses and other                       (144)               345
        Increase (decrease) in current
           liabilities--
           Accounts payable                               (2,110)           (10,723)
           Accrued liabilities                            (3,431)            (5,829)
           Accrued payroll and related taxes                 517             (1,837)
           Accrued interest payable                           --              8,506
           Accrued pension and profit
              sharing costs                                  869                500
                                                        --------           --------


    Net cash provided by operating
        activities                                         4,150              7,521
                                                        --------           --------


Cash flows from investing activities:
    Purchases of property, plant and equipment              (639)            (3,355)
    Proceeds from sale of property, plant and
        equipment                                          8,595                140
                                                        --------           --------


    Net cash provided by (used for)
        investing activities                            $  7,956           $ (3,215)
                                                        --------           --------


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)

                                   (Unaudited)


                                                                1999               1998
                                                            --------           --------
Cash flows from financing activities:
    Borrowings from credit facilities                       $  1,353           $  1,282
    Payments on credit facilities                            (13,850)            (4,817)
    Change in bank overdraft                                     391               (771)
                                                            --------           --------


    Net cash used for financing activities                   (12,106)            (4,306)
                                                            --------           --------


Net change in cash                                                --                 --

Cash at beginning of period                                       --                 --
                                                            --------           --------


Cash at end of period                                        $    --            $    --
                                                            ========           ========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:

        Interest (net of amount capitalized)                $  1,064           $  1,738


Supplemental schedule of noncash financing activities:

    For the three months ended December 31, 1999 and 1998, the Company increased the redeemable preferred stock by $187 and $189, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At December 31, 1999, the Company had accrued dividends payable of $28,492 (total contractual dividends of $40,205).



          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal years 1998 and 1999 were severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its businesses as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place.

         As of February 1, 1999, the Company discontinued accruing interest on its Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended December 31, 1999 was $8.3 million, which is not included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.3 million, which is also not included in the financial statements. As of December 31, 1999, accrued dividends on the redeemable preferred stock were approximately $40.2 million, which is $11.7 million in excess of dividends accrued in the accompanying balance sheet.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre- petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain other pre-petition liabilities such as employee wages and benefits and certain pre-petition obligations. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization contemplates that the Company will also establish a revolving credit facility as well as receive an equity infusion. There can be no assurance that the Company's application under the Loan Guarantee Program will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through February 28, 2000. While the Company has requested a further extension of the exclusivity period through May 30, 2000, there can be no assurance that the Bankruptcy Court will grant such extension. If the exclusivity period were to expire or be terminated prior to confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The accompanying financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will likely materially change certain amounts currently disclosed in the financial statements.

        The accompanying financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the accompanying financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy

Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a guarantee under the Loan Guarantee Program, and the Company may not file its Plan of Reorganization until a decision on the loan guarantee application has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

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

(3)     INVENTORIES

        Inventories were comprised of the following components (in thousands):

                                        December 31,    September 30,
                                            1999             1999
                                          -------          -------
Raw materials                             $17,444          $17,081
Semi-finished and finished goods           32,406           33,762
Operating materials                         4,085            4,617
                                          -------          -------
                                          $53,935          $55,460
                                          =======          =======


(4)     BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three months ended December 31, 1999, stock options and warrants prior to conversion are not included in the calculation of diluted net income per common share because their exercise price is greater than the Class A common stock price during the period. For the three months ended December 31, 1998, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

        The net income for the three months ended December 31, 1999 was adjusted for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. The net loss for the three months ended December 31, 1998 was adjusted for redeemable preferred stock dividends and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

(5)     SALE OF QUARRY

        During the three months ended December 31, 1999, the Company finalized an agreement to sell its quarry for $10.0 million ($1.5 million of which is contingent upon the future issuance, by the relevant governmental entity, of a conditional use permit) and received $8.5 million in October 1999. There can be no assurance that the conditional use permit will be issued or that the Company will receive the additional $1.5 million of the sale price. Pursuant to the sale, the Company entered into a contract with the buyer of the quarry for the purchase of limestone to meet its production requirements at a per ton price that is lower than the Company's historical production cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal years 1998 and 1999 were severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its businesses as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place. (See "Liquidity and Capital Resources.")

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended December 31, 1999 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.3 million, which is also not included in the Company's financial statements. As of December 31, 1999, accrued dividends on the redeemable preferred stock were approximately $40.2 million, which is $11.7 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain other pre-petition liabilities such as employee wages and benefits and certain pre-petition obligations. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to
(i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization contemplates that the company will also establish a revolving credit facility as well as receive an equity infusion. There can be no assurance that the Company's application under the Loan Guarantee Program will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through February 28, 2000. While the Company has requested a further extension of the exclusivity period through May 30, 2000, there can be no assurance that the Bankruptcy Court will grant such extension. If the exclusivity period were to expire or be terminated prior to the confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will likely materially change certain amounts currently disclosed in the Company's financial statements.

        The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a loan guarantee under the Loan Guarantee Program, and the Company may not file its Plan of Reorganization until a decision on the loan guarantee has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

Results of Operations

        The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                                         Three Months Ended
                                                            December 31,
                                                      ------------------------
                                                       1999              1998
                                                      ------            ------
Net sales                                              100.0%            100.0%
Cost of sales                                          100.6             137.5
                                                      ------            ------

Gross margin                                            (0.6)            (37.5)

Selling, general and administrative expenses             2.6              12.4
                                                      ------            ------

Loss from operations                                    (3.2)            (49.9)
                                                      ------            ------
Other income (expense):
 Interest and other income                               0.1               0.0
 Interest expense                                       (1.2)            (13.6)
 Gain on asset sales                                     6.6               0.2
                                                      ------            ------

                                                         5.5             (13.4)
                                                      ------            ------
Income (loss) before reorganization item and
 provision (benefit) for income taxes                    2.3             (63.3)

Reorganization item                                      0.9                --
                                                      ------            ------


Income (loss) before provision (benefit)
  for income taxes                                       1.4             (63.3)
Provision (benefit) for income taxes                       -                 -
                                                      ------            ------


Net income (loss)                                        1.4%            (63.3)%
                                                      ======            ======


The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                      Three Months Ended
                         December 31,
                   -----------------------
                     1999             1998
                   ------           ------
Plate                28.1%            64.0%
Sheet                54.3             12.8
Pipe                 11.1              9.0
Slab                  5.9             11.1
Non-Steel             0.6              3.1
                   ------           ------

                    100.0%           100.0%
                   ======           ======

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

        Net sales increased 60.3% primarily due to increased shipments of approximately 187,900 tons offset in part by lower average selling prices for the three months ended December 31, 1999 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and slab products increased by 3.6% and 18.6%, respectively, while the weighted average sales price per ton of plate and pipe decreased by 12.4% and 2.1% respectively, in the three months ended December 31, 1999 compared to the previous fiscal year. Shipped tonnage of sheet and pipe products increased approximately 212,900 tons or 558.4% and 18,300 tons or 102.2%, respectively, while shipped tonnage of plate and slab products decreased approximately 29,800 tons or 19.5% and 13,500 tons or 28.8%, respectively, between the two periods. The changes in prices, volume and product mix were primarily the result of the impact of increased supply from imports in the quarter ended December 31, 1998, and the resultant trade cases that were filed in late 1998 and early 1999.

        As a result of various trade cases, as well as improving market conditions in several foreign economies, market conditions for the Company's products continue to improve. Both the Company's order entry and price realization have improved significantly in recent months. Similarly, overall price realization has increased despite a product mix shift to lower-priced sheet. The timing and magnitude of the recent volume and pricing improvements are generally consistent with initial market recoveries following the success of previously- filed trade cases. Recently, President Clinton announced the relief granted under the pending section 201 trade case with respect to certain imported line pipe. The relief sets tariffs for the next three years on the relevant line pipe from all but a few countries. The Company expects that the relief granted will have a positive impact on the line pipe market. In response to improving market conditions, the Company started a second blast furnace in September 1999, and is currently operating near full capacity. The Company expects in the near term that both volume and pricing will continue to improve gradually. There can, however, be no assurance that market conditions will continue to justify a full, two-blast furnace operation or that pricing and order volumes will not decline.

        As discussed above, the Company's overall price realization and shipments are increasing. The Company has recently implemented or announced several price increases. Domestic competition, however, remains intense and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most of the other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions. There can be no assurance that the Company will achieve the price increases it has announced.

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

        Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 100.6% for the three months ended December 31, 1999, as compared to 137.5% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $75 per ton between the two periods, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level, reduced labor costs, a shift in product mix to lower cost coiled products and favorable costs of certain raw materials. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

        The Company's pellet agreement with USX expired on December 31, 1999. The Company is negotiating with USX regarding a new pellet supply contract and has reached an interim understanding with USX for a short-term supply arrangement. Management believes that the Company will be able to complete a new pellet supply contract with USX or a substitute vendor. However, there can be no assurance that a new contract can be completed or that USX will continue to supply pellets to the Company. If the Company is unable to enter into a new pellet supply contract, the Company's operating results could be adversely affected.

        Depreciation costs included in cost of sales decreased approximately $0.3 million for the three months ended December 31, 1999, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

        Selling, general and administrative expenses for the three months ended December 31, 1999 decreased approximately $6.4 million as compared to the same period in the previous fiscal year. These lower expenses were due primarily to an increase in the allowance for doubtful accounts of approximately $4.0 million for the three months ended December 31, 1998. In addition, cost savings related to staff and support personnel reductions has reduced the expenses.

        Interest expense decreased approximately $9.2 million during the three months ended December 31, 1999 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Contractual interest for the three months ended December 31, 1999 was $9.8 million, which is $8.3 million in excess of recorded interest expense. In addition, cash flow from operations of approximately $4.2 million and proceeds from the sale of property, plant and equipment of approximately $8.6 million decreased the average borrowings outstanding under the Company's revolving credit facility as compared to the same period in the previous fiscal year.

        During the three months ended December 31, 1999, the Company recorded approximately $1.1 million in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the bondholders' and unsecured creditors' committees. These expenses have not been included in selling, general and administrative expenses, but are set out separately in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from operating expenses, capital expenditures and working capital requirements, including interest payments. In the past, the Company's principal sources of capital have been from the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financing; asset sales and cash provided by operations. As of February 16, 2000, the Company's eligible inventories, accounts receivable and equipment supported access to $52.9 million in borrowings under the Company's credit facility. As of February 16, 2000, the Company had $13.3 million available under the credit facility, with $37.3 million in borrowings and $2.3 million in letters of credit outstanding.

        Besides the above-described financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $4.2 million for the three months ended December 31, 1999, as compared with net cash provided by operating activities of $7.5 million for the three months ended December 31, 1998. The sources of cash for operating activities during the three months ended December 31, 1999 included net income of $1.8 million, depreciation and amortization of $10.9 million, a decrease in accounts receivable of $2.6 million, a decrease in inventories of $1.5 million, an increase in accrued pension and profit sharing costs of $0.9 million and an increase in accrued payroll and related taxes of $0.5 million. These sources of cash were substantially offset by a gain on asset sales of $8.3 million, a decrease in accounts payable of $2.1 million and a decrease in accrued liabilities of $3.4 million.

        Mannesmann Pipe and Steel ("Mannesmann") sells the Company's products to end customers at the same sales price Mannesmann pays the Company plus a variable commission. The Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or otherwise identified with a particular order. As of December 31, 1999, the Company had received $14.5 million from Mannesmann for the purchase of finished goods inventory assigned to discrete orders. When the funds are received for inventory prior to shipment, the Company defers the revenue recognition until the inventory is shipped. Therefore, until shipment occurs the Company records the receipt of funds and the corresponding deferred revenue liability and/or inventory reduction for the cost of the inventory in its financial statements. The Company remains responsible for customer credit and product quality. The Company is in the process of negotiating a termination of the Mannesmann arrangement. The Company intends, with the cooperation of Mannesmann to extend employment offers to certain Mannesmann employees currently involved in marketing the Company's products. The Company also is negotiating terms for phasing out the liquidity arrangement over time. While the Company believes that the Mannesmann arrangement can be terminated without material disruptions, there can be no assurance that the termination will not have a material adverse effect on the Company's marketing efforts or liquidity position.

        Since its bankruptcy filing, the Company has supplemented its liquidity by the sale of certain non-core assets. During the first quarter of fiscal year 2000, the Company completed the sale of its quarry for $10.0 million ($1.5 million of which is contingent upon the future issuance, by the relevant governmental entity, of a conditional use permit) and received $8.5 million in October 1999. There can be no assurance that the conditional use permit will be issued or that the Company will receive the additional $1.5 million of the sale price. Pursuant to the sale, the Company entered into a contract with the buyer of the quarry for the purchase of limestone to meet its production requirements at a per ton price that is lower than the Company's historical production cost.

        Capital expenditures were $0.6 million and $3.4 million for the three months ended December 31, 1999 and 1998, respectively. Capital expenditures for fiscal year 2000 are estimated at approximately $30 million, which includes a blast furnace reline, maintenance items and various projects designed to reduce costs and increase product quality and throughput. Additional spending on capital projects could be incurred as part of the Plan of Reorganization. Given the Company's Chapter 11 bankruptcy proceedings, current market conditions and the uncertainties created thereby, the Company is continuing to closely monitor its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

YEAR 2000 ISSUES

        The Company addressed its year 2000 information system issues and believes it has realized a smooth transition into the year 2000. The Company remedied a few minor year 2000 related problems without any adverse affects to its operations or administrative functions. Through December 31, 1999, the Company had capitalized approximately $9.0 million in costs to improve the Company's information technology systems and for year 2000 readiness efforts. The costs included consulting, implementation and transitioning to new computer hardware and software for the SAP enterprise-wide business systems. Costs for training and re-engineering efforts were expensed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in interest rates related to the Company's credit facility. Variable interest rates may rise, which could increase the amount of interest expense. At December 31, 1999, the Company had variable rate debt outstanding from its credit facilities totaling $43.0 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $110,000 in interest expense for the three months ended December 31, 1999.

FACTORS AFFECTING FUTURE RESULTS

        The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase prices, shift its product mix and improve throughput rates and production efficiencies. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions. Furthermore, the Chapter 11 bankruptcy filing introduces numerous uncertainties which may affect the Company's business, results of operations and prospects. Because of the Company's bankruptcy filing and liquidity position, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Further improvement in market conditions will likely be necessary for the Company's production activities to become significantly cash flow positive. A reversal in the current market trend or a disruption in the Company's operations would likely cause the Company to return to negative cash flow.

        The short-term and long-term liquidity of the Company also is dependent upon several other factors, including continued access to the Company's credit facility; vendor credit support; cash needs to fund working capital as volume increases; availability of capital; foreign currency fluctuations; capital expenditure requirements and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing.

        Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

        This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations as well as maintaining its on-time delivery and customer service, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to successfully reorganize under Chapter 11 of the Bankruptcy Code (including the development of the Plan of Reorganization), the outcome of the Company's application under the Loan Guarantee Program, the Company's expectation that prices and shipments will improve, the production efficiencies of a two-blast furnace operation, the Company's ability to obtain a new pellet supply contract, the Company's objective to increase higher-margin sales, the

Company's continued access to and adequacy of the Credit Facility, the commercial and liquidity impact of terminating the Mannesmann agreement, the level of future required capital expenditures, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results for fiscal years 1998 and 1999 were severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its businesses as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place.

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended December 31, 1999 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.3 million, which is also not included in the Company's financial statements. As of December 31, 1999, accrued dividends on the redeemable preferred stock were approximately $40.2 million, which is $11.7 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain other pre-petition liabilities such as employee wages and benefits and certain pre-petition obligations. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization contemplates that the company will also establish a revolving credit facility as well as receive an equity infusion. There can be no assurance that the Company's application will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through February 28, 2000. While the Company has requested a further extension of the exclusivity period through May 30, 2000, there can be no assurance that the Bankruptcy Court will grant such extension. If the exclusivity period were to expire or be terminated prior to confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will likely materially change certain amounts currently disclosed in the Company's financial statements.

        The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the accompanying financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a loan guarantee under the Loan Guarantee Program, and the Company may not file its Plan of Reorganization until a decision on the loan guarantee application has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.


   Exhibit                                                                     Filed
   Number                               Exhibit                               Herewith
   ------                               -------                               --------
      10.1        Geneva Steel Union Employee Defined Benefit Plan, effective
                  January 1, 1999, dated December 30, 1999                     X

      10.2        Amendment No. 1 to the Geneva Steel Union Employee Savings
                  and Pension Plan, generally effective January 1, 1995, dated
                  August 13, 1997                                              X

      10.3        Amendment No. 2 to the Geneva Steel Union Employee Savings
                  and Pension Plan, effective February 1, 1999, dated March 16,
                  1999                                                         X

      10.4        Amendment No. 3 to the Geneva Steel Management Employee
                  Savings and Pension Plan, effective February 1, 1999, dated
                  March 16, 1999                                               X

      27          Financial Data Schedule                                      X

        (b)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

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

                                        GENEVA STEEL COMPANY



                                        By:  /s/ Dennis L. Wanlass
                                           -------------------------------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer



Dated: February 18, 2000

                                EXHIBIT INDEX
                                -------------


   Exhibit                                                                     Filed
   Number                               Exhibit                               Herewith
   ------                               -------                               --------
      10.1        Geneva Steel Union Employee Defined Benefit Plan, effective
                  January 1, 1999, dated December 30, 1999                     X

      10.2        Amendment No. 1 to the Geneva Steel Union Employee Savings
                  and Pension Plan, generally effective January 1, 1995, dated
                  August 13, 1997                                              X

      10.3        Amendment No. 2 to the Geneva Steel Union Employee Savings
                  and Pension Plan, effective February 1, 1999, dated March 16,
                  1999                                                         X

      10.4        Amendment No. 3 to the Geneva Steel Management Employee
                  Savings and Pension Plan, effective February 1, 1999, dated
                  March 16, 1999                                               X

      27          Financial Data Schedule                                      X