Form 10-Q
period 2000-03-31
GENEVA STEEL CO
filed 2000-05-15
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 Yes[X]  No[ ]

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

       15,930,186 and 9,237,158 shares of Class A and Class B common stock, respectively, outstanding as of May 12, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)


ASSETS


                                                          March 31,      September 30,
                                                            2000             1999
                                                        -----------      -------------
Current assets:
    Cash                                                   $   --            $   --
    Accounts receivable, net                                9,366            15,196
    Inventories                                            54,747            55,460
    Deferred income taxes                                  12,236            14,609
    Prepaid expenses and other                              7,134             4,584
                                                        ---------         ---------
        Total current assets                               83,483            89,849
                                                        ---------         ---------
Property, plant and equipment:
    Land                                                    1,792             1,990
    Buildings                                              16,094            16,119
    Machinery and equipment                               632,911           645,943
    Mineral property and development costs                  1,000             1,000
                                                        ---------         ---------
                                                          651,797           665,052
    Less accumulated depreciation                        (298,172)         (292,035)
                                                        ---------         ---------
        Net property, plant and equipment                 353,625           373,017
                                                        ---------         ---------
Other assets                                               11,730            11,850
                                                        ---------         ---------

                                                        $ 448,838         $ 474,716
                                                        =========         =========


          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        March 31,       September 30,
                                                          2000              1999
                                                        ---------       -------------
Liabilities not subject to compromise:
    Revolving credit facility                           $  32,850         $  55,466
    Accounts payable                                       17,577            16,334
    Accrued liabilities                                    15,866            18,209
    Accrued payroll and related taxes                       6,887             7,444
    Accrued pension and profit sharing costs                2,195               963
                                                        ---------         ---------
            Total current liabilities                      75,375            98,416
                                                        ---------         ---------
Liabilities subject to compromise:
    Senior notes                                          325,000           325,000
    Accounts payable                                       56,357            56,633
    Accrued dividends payable                              28,492            28,492
    Accrued interest payable                               15,409            15,409
    Accrued liabilities                                     3,121             3,404
                                                        ---------         ---------
                                                          428,379           428,938
                                                        ---------         ---------
Long-term employee defined benefits                        10,731            10,731
                                                        ---------         ---------
Deferred income tax liabilities                            12,236            14,609
                                                        ---------         ---------
Redeemable preferred stock                                 56,377            56,001
                                                        ---------         ---------
Stockholders' deficit:
    Preferred stock                                            --                --
    Common stock:
        Class A                                            96,277            92,022
        Class B                                             9,741             9,741
    Warrants to purchase Class A
        common stock                                           --             4,255
    Accumulated deficit                                  (240,278)         (239,997)
                                                        ---------         ---------
            Total stockholders' deficit                  (134,260)         (133,979)
                                                        ---------         ---------
                                                        $ 448,838         $ 474,716
                                                        =========         =========


          The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands, except per share data)

                                   (Unaudited)

                                                           2000              1999
                                                        ---------         ---------
Net sales                                               $ 149,724         $  59,345
Cost of sales                                             144,161            90,904
                                                        ---------         ---------
    Gross margin                                            5,563           (31,559)
Selling, general and administrative
    expenses                                                3,819             4,968
                                                        ---------         ---------
    Income (loss) from operations                           1,744           (36,527)
                                                        ---------         ---------
Other income (expense):
    Interest and other income                                  45               212
    Interest expense (total contractual
      interest of $9,773 and $10,325 in 2000
      and 1999, respectively)                              (1,506)           (4,814)
    Gain on asset sales                                         3                --
                                                        ---------         ---------
                                                           (1,458)           (4,602)
                                                        ---------         ---------
Income (loss) before reorganization
    item and benefit for income taxes                         286           (41,129)
Reorganization item                                         1,952             1,150
                                                        ---------         ---------
Loss before benefit for income taxes                       (1,666)          (42,279)
Benefit for income taxes                                       --                --
                                                        ---------         ---------
Net loss                                                   (1,666)          (42,279)
Less redeemable preferred stock dividends
    and accretion for original issue discount                 188             1,266
                                                        ---------         ---------
Net loss applicable to common
    shares                                              $  (1,854)        $ (43,545)
                                                        =========         =========
Basic and diluted net loss per common
    share                                               $    (.11)        $   (2.68)
                                                        =========         =========
Basic and diluted weighted average common
    shares outstanding                                     16,854            16,228
                                                        =========         =========


            The accompanying notes to condensed financial statements
              are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands, except per share data)

                                   (Unaudited)

                                                           2000              1999
                                                        ---------         ---------
Net sales                                               $ 275,894         $ 138,045
Cost of sales                                             271,025           199,142
                                                        ---------         ---------
    Gross margin                                            4,869           (61,097)
Selling, general and administrative
    expenses                                                7,168            14,671
                                                        ---------         ---------
    Loss from operations                                   (2,299)          (75,768)
                                                        ---------         ---------
Other income (expense):
    Interest and other income                                  98               238
    Interest expense (total contractual
      interest of $19,525 and $21,046 in
      2000 and 1999, respectively)                         (2,990)          (15,535)
    Gain on asset sales                                     8,352               119
                                                        ---------         ---------
                                                            5,460           (15,178)
                                                        ---------         ---------
Income (loss) before reorganization
    item and provision (benefit) for
    income taxes                                            3,161           (90,946)
Reorganization item                                         3,066             1,150
                                                        ---------         ---------
Income (loss) before provision (benefit)
    for income taxes                                           95           (92,096)

Provision (benefit) for income taxes                           --                --
                                                        ---------         ---------
Net income (loss)                                              95           (92,096)

Less redeemable preferred stock dividends
    and accretion for original issue discount                 376             4,457
                                                        ---------         ---------

Net loss applicable to common shares                    $    (281)        $ (96,553)
                                                        =========         =========

Basic and diluted net loss per common share             $    (.02)        $   (5.98)
                                                        =========         =========

Basic and diluted weighted average common
    shares outstanding                                     16,854            16,134
                                                        =========         =========


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)

                                   (Unaudited)


Increase (Decrease) in Cash

                                                          2000             1999
                                                        --------         --------
Cash flows from operating activities:
    Net income (loss)                                   $     95         $(92,096)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
        Depreciation                                      21,281           22,216
        Amortization                                         395            1,464
        Gain on asset sales                               (8,352)            (119)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                        5,830           46,132
           Inventories                                       713           28,621
           Prepaid expenses and other                     (2,550)            (658)
        Increase (decrease) in current
           liabilities--
           Accounts payable                                 (141)           2,177
           Accrued liabilities                            (2,626)          (8,204)
           Accrued payroll and related taxes                (557)          (1,204)
           Accrued interest payable                           --           10,329
           Accrued pension and profit
              sharing costs                                1,232               15
                                                        --------         --------

    Net cash provided by operating
        activities                                        15,320            8,673
                                                        --------         --------

Cash flows from investing activities:
    Purchases of property, plant and equipment            (2,134)          (6,288)
    Proceeds from sale of property, plant and
        equipment                                          8,597              137
                                                        --------         --------

    Net cash provided by (used for)
        investing activities                            $  6,463         $ (6,151)
                                                        --------         --------


          The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)

                                   (Unaudited)


                                                            2000             1999
                                                          --------         --------
Cash flows from financing activities:
    Borrowings from credit facilities                     $  2,774         $ 13,010
    Payments on credit facilities                          (25,390)          (4,817)
    Payment of deferred loan costs                            (275)          (1,331)
    Change in bank overdraft                                 1,108           (1,476)
                                                          --------         --------

    Net cash provided by (used for)
        financing activities                               (21,783)           5,386
                                                          --------         --------

Net change in cash                                              --            7,908

Cash at beginning of period                                     --               --
                                                          --------         --------

Cash at end of period                                      $    --         $  7,908
                                                          ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:

        Interest (net of amount capitalized)              $  2,990         $  3,742


Supplemental schedule of noncash financing activities:

    For the six months ended March 31, 2000 and 1999, the Company increased the redeemable preferred stock by $376 and $282, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At March 31, 2000, the Company had accrued dividends payable of $28,492 (total contractual dividends of $43,666).


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

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results since fiscal year 1998 have been severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place.

        As of February 1, 1999, the Company discontinued accruing interest on its Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended March 31, 2000 was $8.3 million, which is not included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.5 million, which is also not included in the financial statements. As of March 31, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $43.7 million, which is $15.2 million in excess of dividends accrued in the accompanying balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization also contemplates that the Company will establish a revolving credit facility as well as receive an equity infusion of $25 million through issuance of a preferred stock that will be mandatorily convertible into common stock. There can be no assurance that the Company's application under the Loan Guarantee Program will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that the Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through May 30, 2000. Recently, the Company filed a motion seeking an extension through July 31, 2000 of the exclusivity period for filing a plan and through September 26, 2000 for obtaining acceptances of a plan. If the exclusivity period were to expire or be terminated prior to confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The accompanying financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will materially change certain amounts currently disclosed in the financial statements.

        The accompanying financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This will likely result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the accompanying financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a guarantee under the Loan Guarantee Program, and the Company will likely not file its Plan of Reorganization until a decision on the loan guarantee application has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

(2) INTERIM CONDENSED FINANCIAL STATEMENTS

        The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company.

        It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(3) INVENTORIES

        Inventories were comprised of the following components (in thousands):

                                               March 31,     September 30,
                                                 2000           1999
                                               ---------     -------------
        Raw materials                           $21,584        $17,081
        Semi-finished and finished goods         29,817         33,762
        Operating materials                       3,346          4,617
                                                -------        -------

                                                $54,747        $55,460
                                                =======        =======


(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three and six months ended March 31, 2000 and 1999, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

        The net income (loss) for the three and six months ended March 31, 2000 was adjusted for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. The net loss for the three and six months ended March 31, 1999, was adjusted for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance and redeemable preferred stock dividends through January 31, 1999.

(5) TERMINATION OF MANNESMANN SALES REPRESENTATION AGREEMENT

        In March 2000, the Company entered into an agreement with Mannesmann Pipe and Steel ("Mannesmann") to terminate its sales representation agreement. Termination of the agreement with Mannesmann will begin July 1, 2000, with a 90 day phase out of the liquidity arrangement. The Company estimates that termination of the liquidity arrangement will reduce the liquidity otherwise available to the Company by approximately $15 million. With the cooperation of Mannesmann, the Company has extended employment offers to certain Mannesmann employees currently involved in marketing the Company's products. While the Company believes that the Mannesmann arrangement can be terminated without material disruptions to its marketing efforts, there can be no assurance that the termination will not have a material adverse effect on the Company's marketing efforts, liquidity position or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results since fiscal year 1998 have been severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place. (See "Liquidity and Capital Resources.")

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended March 31, 2000 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.5 million, which is also not included in the Company's financial statements. As of March 31, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $43.7 million, which is $15.2 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to
(i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization also contemplates that the company will establish a revolving credit facility as well as receive an equity infusion of $25 million through issuance of a preferred stock that will be mandatorily convertible into common stock. There can be no assurance that the Company's application under the Loan Guarantee Program will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that the Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through May 30, 2000. Recently, the Company filed a motion seeking an extension through July 31, 2000 of the exclusivity period for filing a plan and through September 26, 2000 for obtaining acceptances of a plan. If the exclusivity period were to expire or be terminated prior to the confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will materially change certain amounts currently disclosed in the Company's financial statements.

        The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This will likely result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a loan guarantee under the Loan Guarantee Program, and the Company will likely not file its Plan of Reorganization until a decision on the loan guarantee has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

Results of Operations

        The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                                    Three Months Ended              Six Months Ended
                                                         March 31,                      March 31,
                                                  ----------------------          ----------------------
                                                   2000            1999            2000            1999
                                                  ------          ------          ------          ------
Net sales                                         100.0%          100.0%          100.0%          100.0%
Cost of sales                                      96.3           153.2            98.2           144.3
                                                  ------          ------          ------          ------
Gross margin                                        3.7           (53.2)            1.8           (44.3)

Selling, general and
    administrative expenses                         2.5             8.4             2.6            10.6
                                                  ------          ------          ------          ------
Income (loss) from operations                       1.2           (61.6)           (0.8)          (54.9)
                                                  ------          ------          ------          ------
Other income (expense):
 Interest and other income                         --               0.4             0.1             0.2
 Interest expense                                  (1.0)           (8.1)           (1.1)          (11.3)
 Gain on asset sales                               --              --               3.0             0.1
                                                  ------          ------          ------          ------
                                                   (1.0)           (7.7)            2.0           (11.0)
Income (loss) before reorganization
 item and provision (benefit) for
 income taxes                                       0.2           (69.3)            1.2           (65.9)
Reorganization item                                 1.3             1.9             1.1             0.8
                                                  ------          ------          ------          ------
Income (loss) before provision (benefit)
    for income taxes                               (1.1)          (71.2)            0.1           (66.7)
Provision (benefit) for income taxes               --              --              --              --
                                                  ------          ------          ------          ------
 Net income (loss)                                 (1.1)%         (71.2)%           0.1%          (66.7)%
                                                  ======          ======          ======          ======


        The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:

                                Three Months Ended             Six Months Ended
                                     March 31,                     March 31,
                              ---------------------         ---------------------
                                2000           1999           2000           1999
                              ------         ------         ------         ------
Plate                           30.7%          62.8%          29.5%          63.5%
Sheet                           53.3           13.4           53.8           13.1
Pipe                            11.4           10.2           11.3            9.4
Slab                             4.1           10.1            4.9           10.7
Non-Steel                         .5            3.5            0.5            3.3
                              ------         ------         ------         ------
                               100.0%         100.0%         100.0%         100.0%
                              ======         ======         ======         ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

        Net sales increased 152.3% primarily due to increased shipments of approximately 297,500 tons and higher average selling prices for the three months ended March 31, 2000 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 19.6%, 2.2%, 19.9% and 15.9%, respectively, in the three months ended March 31, 2000 compared to the previous fiscal year. Shipped tonnage of sheet, plate and pipe products increased approximately 250,600 tons or 738.2%, 25,800 tons or 20.5% and 24,800 tons or 136.8%, respectively, while shipped tonnage of slab products decreased approximately 3,700 tons or 11.3% between the two periods. As discussed below, the changes in price, volume and product mix were primarily the result of significantly improved market conditions due in part to the outcome of trade cases filed in late 1998 and early 1999.

        As a result of various trade cases, as well as improved market conditions in several foreign economies, market conditions for the Company's products have significantly improved. Both the Company's order entry and price realization have improved significantly. Similarly, overall price realization has increased despite a product mix shift to lower-priced sheet. The timing and magnitude of the recent volume and pricing improvements are generally consistent with market recoveries following the success of previously-filed trade cases. Recently, President Clinton announced the relief granted under the section 201 trade case with respect to certain imported line pipe. The Company expects that the relief granted will have a positive impact on the line pipe market. In response to improving market conditions, the Company started a second blast furnace in September 1999, and is currently operating at or near full capacity. The Company expects in the near term that volume and pricing will remain relatively stable, if not further improve. There can, however, be no assurance that market conditions will continue to justify a full, two-blast furnace operation or that pricing and order volumes will not decline.

        As discussed above, the Company's overall price realization and shipments have increased. The Company has recently implemented and announced several price increases. Domestic competition, however, remains intense and imported steel continues to adversely affect the market. Moreover, additional production capacity is being added in the domestic market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions. There can be no assurance that the Company will achieve or sustain the price increases it has implemented or announced.

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

        Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 96.3% for the three months ended March 31, 2000, as compared to 153.2% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $147 per ton between the two periods, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level, reduced labor costs and a shift in product mix to lower-cost coiled products. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

        The Company's pellet agreement with USX expired on December 31, 1999. The Company is negotiating with USX regarding a new long-term pellet supply contract and has reached an interim agreement with USX for a one-year supply arrangement. Management believes that the Company will be able to complete a longer-term pellet supply contract with USX or a substitute vendor. However, there can be no assurance that such a contract can be completed or that USX will continue to supply pellets to the Company. If the Company's pellet supply were disrupted, the Company's operating results would be adversely affected.

        Depreciation costs included in cost of sales decreased approximately $0.6 million for the three months ended March 31, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

        Selling, general and administrative expenses for the three months ended March 31, 2000 decreased approximately $1.1 million as compared to the same period in the previous fiscal year. These lower expenses were due primarily to cost savings related to staff and support personnel reductions.

        Interest expense decreased approximately $3.3 million during the three months ended March 31, 2000 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Interest expense on the Senior Notes of $2.8 million was included in the three months ended March 31, 1999, which reflects accrued interest prior to February 1, 1999. In addition, lower average borrowings outstanding under the Company's revolving credit facility reduced interest expense by approximately $0.5 million as compared to the same period in the previous fiscal year.

        During the three months ended March 31, 2000 and 1999, the Company recorded approximately $1.9 million and $1.1 million, respectively, in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the two official committees established in the bankruptcy proceeding. These expenses have been included in the reorganization item in the condensed statements of operations.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

        Net sales increased 99.9% primarily due to increased shipments of approximately 485,400 tons and slightly higher average selling prices for the six months ended March 31, 2000 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, pipe and slab products increased by 10.9%, 8.2%, and 17.2%, respectively, while the weighted average sales price per ton of plate decreased by 5.8% in the six months ended March 31, 2000 compared to the previous fiscal year. Shipped tonnage of sheet and pipe products increased approximately 463,500 tons or 643.1% and 43,100 tons or 119.5%, respectively, while shipped tonnage of slab products decreased approximately 4,000 tons or 1.4%, and 17,200 tons or 21.5%, respectively, between the two periods. The changes in price, volume and product mix were primarily the result of improved market conditions due in part to the outcome of the trade cases that were filed in late 1998 and early 1999.

        The Company's cost of sales, as a percentage of net sales, decreased to 98.2% for the six months ended March 31, 2000, as compared to 144.3% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $142 per ton between the two periods, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level, reduced labor costs and a shift in product mix to lower cost coiled products. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

        Depreciation costs included in cost of sales decreased approximately $0.9 million for the six months ended March 31, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

        Selling, general and administrative expenses for the six months ended March 31, 2000 decreased approximately $7.5 million as compared to the same period in the previous fiscal year. These lower expenses were due primarily to a higher than usual reserve for the allowance for doubtful accounts of approximately $4.0 million expensed during the six months ended March 31, 1999. In addition, cost savings related to staff and support personnel reductions reduced expenses during the current period.

        Interest expense decreased approximately $12.5 million during the six months ended March 31, 2000 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Interest expense on the Senior Notes of approximately $11.0 million was included in the six months ended March 31, 1999, which reflects accrued interest prior to February 1, 1999. In addition, lower average borrowings outstanding under the Company's revolving credit facility in the six months ended March 31, 2000 reduced interest expense by approximately $1.5 million as compared to the same period in the previous fiscal year.

        During the six months ended March 31, 2000 and 1999, the Company recorded approximately $3.1 million and $1.1 million, respectively, in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the two official committees established in the bankruptcy proceeding. These expenses have been included in the reorganization item in the condensed statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from operating expenses, capital expenditures and working capital requirements, including interest payments. In the past, the Company's principal sources of capital have been from the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financings; asset sales and cash provided by operations. As of May 12, 2000, the Company's eligible inventories, accounts receivable and equipment supported access to $49.4 million in borrowings under the Company's credit facility. As of May 12, 2000, the Company had $22.0 million available under the credit facility, with $25.0 million in borrowings and $2.4 million in letters of credit outstanding.

        Besides the above-described financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $15.3 million for the six months ended March 31, 2000, as compared with net cash provided by operating activities of $8.7 million for the six months ended March 31, 1999. The sources of cash for operating activities during the six months ended March 31, 2000 included net income of $0.1 million, depreciation and amortization of $21.3 million, a decrease in accounts receivable of $5.8 million, a decrease in inventories of $0.7 million, and an increase in accrued pension and profit sharing costs of $1.2 million. These sources of cash were substantially offset by a gain on asset sales of $8.3 million, an increase in prepaid expenses of $2.5 million, a decrease in accrued payroll and related taxes of $0.6 million and a decrease in accrued liabilities of $2.6 million.

        Mannesmann Pipe and Steel ("Mannesmann") sells the Company's products to end customers at the same sales price Mannesmann pays the Company plus a variable commission. Mannesmann pays the Company in approximately three days. In addition, the Mannesmann agreement requires Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it has been assigned to or is otherwise identified with a particular order. As of March 31, 2000, the Company had received $12.3 million from Mannesmann for the purchase of finished goods inventory assigned to discrete orders. When the funds are received for inventory prior to shipment, the Company defers the revenue recognition until the inventory is shipped. Therefore, until shipment occurs the Company records the receipt of funds and a corresponding liability representative the deferred revenue and/or inventory reduction for the cost of the inventory in its financial statements. The Company remains responsible for customer credit and product quality. In March 2000, the Company entered into an agreement with Mannesmann to terminate its existing sales representation agreement. The arrangement with Mannesmann will be terminated beginning July 1, 2000, with a 90 day phase out of the liquidity arrangement. The Company estimates that termination of the liquidity arrangement will reduce the liquidity otherwise available to the Company by approximately $15 million. With the cooperation of Mannesmann, the Company has extended employment offers to certain Mannesmann employees currently involved in marketing the Company's products. While the Company believes that the Mannesmann arrangement can be terminated without material disruption to its marketing efforts, there can be no assurance that the termination will not have a material adverse effect on the Company's marketing efforts, liquidity position or financial condition.

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

        Capital expenditures were $2.1 million and $6.3 million for the six months ended March 31, 2000 and 1999, respectively. Capital expenditures (excluding the walking beam furnace discussed below) for fiscal year 2000 are estimated at approximately $20 million, which includes spending on a blast furnace reline, maintenance items and various projects designed to reduce costs and increase product quality and throughput. In addition to expenditures under the Company's $20 million capital budget, the Company has expended approximately $1.1 million on a walking beam furnace since January 1, 2000. Depending upon market conditions, operating results, the timing of the Company's Plan of Reorganization and other factors affecting liquidity, the Company may spend as much as $12 million more on the walking beam furnace during the remainder of the fiscal year. The Company is continuing to closely monitor its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

YEAR 2000 ISSUES

        The Company addressed its year 2000 information system issues and believes it has realized a smooth transition into the year 2000. The Company remedied a few minor year 2000 related problems without any adverse affects to its operations or administrative functions. Through March 31, 2000, the Company had capitalized approximately $9.0 million in costs to improve the Company's information technology systems and for year 2000 readiness efforts. The costs included consulting, implementation and transitioning to new computer hardware and software for the SAP enterprise-wide business systems. Costs for training and re-engineering efforts were expensed.

FACTORS AFFECTING FUTURE RESULTS

        The Company's future operations will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase prices, shift its product mix and improve throughput rates and production efficiencies. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions. Furthermore, the Chapter 11 bankruptcy filing introduces numerous uncertainties which may affect the Company's business, asset values, results of operations and prospects. Because of the Company's bankruptcy filing and liquidity position, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Furthermore, a reversal in the current market trend or a disruption in the Company's operations would likely cause the Company to return to negative cash flow.

        The short-term and long-term liquidity of the Company also is dependent upon other factors, including continued access to the Company's credit facility; vendor credit support; cash needs to fund working capital; the effect of the termination of the Mannesmann agreement; availability of capital; foreign currency fluctuations; capital expenditure requirements and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing.

        Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

        This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations as well as maintaining its on-time delivery and customer service, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to successfully reorganize under Chapter 11 of the Bankruptcy Code (including the development and timing of the Plan of Reorganization), the outcome of the Company's application under the Loan Guarantee Program, the Company's expectation that prices and shipments will improve, the production efficiencies of a two-blast furnace operation, the Company's ability to obtain a long-term pellet supply contract, the Company's objective to increase higher- margin sales, the Company's continued access to and adequacy of the Credit Facility, the commercial and liquidity impact of terminating the Mannesmann agreement, the level of future required capital expenditures, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in interest rates related to the Company's credit facility. Variable interest rates may rise, which could increase the amount of interest expense. At March 31, 2000, the Company had variable rate debt outstanding from its credit facilities totaling $32.9 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $83,000 in interest expense for the three months ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The filing was made necessary by a lack of sufficient liquidity. The Company's operating results since fiscal year 1998 have been severely affected by, among other things, the dramatic surge in steel imports beginning in 1998. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make the $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"), except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. The Company has a $125 million debtor-in-possession credit facility in place.

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended March 31, 2000 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.5 million, which is also not included in the Company's financial statements. As of March 31, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $43.7 million, which is $15.2 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits. Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor committees established in the Chapter 11 proceeding. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle, (ii) fund required capital expenditures and working capital needs, and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11. In conjunction with formulating the Plan of Reorganization, the Company, with its lender, filed an application on January 31, 2000 for a government loan guarantee under the Emergency Steel Loan Guarantee Program (the "Loan Guarantee Program"). The application seeks a government loan guarantee for $110 million, which is a portion of the financing required to consummate the Plan of Reorganization. The Plan of Reorganization also contemplates that the company will establish a revolving credit facility as well as receive an equity infusion of $25 million through the issuance of a preferred stock that will be mandatorily convertible into common stock. There can be no assurance that the Company's application will be accepted or that, with or without a guarantee, the Company can obtain the necessary financing to consummate the Plan of Reorganization.

        Although management expects to file the Plan of Reorganization, there can be no assurance at this time that the Plan of Reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that, if proposed, approved, confirmed and consummated, such plan will achieve the objectives described above. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a Plan of Reorganization through May 30, 2000. Recently, the Company filed a motion seeking an extension through July 31, 2000 of the exclusivity period for filing a plan and through September 26, 2000 for obtaining acceptances of a plan. If the exclusivity period were to expire or be terminated prior to confirmation of the Plan of Reorganization, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization will materially change certain amounts currently disclosed in the Company's financial statements.

        The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This will likely result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are generally carried at their face value in the accompanying financial statements. Moreover, the interests of existing preferred and common shareholders could, among other things, be eliminated. Management currently anticipates that the Plan of Reorganization will be completed and ready to file with the Bankruptcy Court during mid 2000. The Plan of Reorganization will be premised on the Company being approved for a loan guarantee under the Loan Guarantee Program, and the Company may not file its Plan of Reorganization until a decision on the loan guarantee application has been announced. There can be no assurance as to the actual timing for the filing of the Plan of Reorganization or the approval thereof by the Bankruptcy Court, if at all.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999. The Bankruptcy Code generally prohibits the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001, except as provided in a confirmed plan of reorganization. Interest payment defaults under the Senior Notes are excluded as a cross default under the terms of the Company's existing debtor-in-possession credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.




   Exhibit                                                             Filed
   Number                           Exhibit                           Herewith
   -------                          -------                           --------
    10.1      Assumption, modification and transition                    X
              agreement between Geneva Steel Company and
              Mannesmann Pipe and Steel Company, dated
              March 9, 2000

     27       Financial Data Schedule                                    X

        (b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

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



Dated: May 15, 2000