Form 10-Q
period 2000-06-30
GENEVA STEEL CO
filed 2000-08-14
CIK 860192

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

        15,930,186 and 9,237,158 shares of Class A and Class B common stock, respectively, outstanding as of August 10, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)




                                               June 30,     September 30,
                                                 2000           1999
                                               ---------    -------------
ASSETS

Current assets:
    Cash                                       $      --      $      --
    Accounts receivable, net                       8,142         15,196
    Inventories                                   58,297         55,460
    Deferred income taxes                          7,820         14,609
    Prepaid expenses and other                     7,087          4,584
                                               ---------      ---------
        Total current assets                      81,346         89,849
                                               ---------      ---------
Property, plant and equipment:
    Land                                           1,792          1,990
    Buildings                                     16,094         16,119
    Machinery and equipment                      639,024        645,943
    Mineral property and development costs         1,000          1,000
                                               ---------      ---------
                                                 657,910        665,052
    Less accumulated depreciation               (308,570)      (292,035)
                                               ---------      ---------
        Net property, plant and equipment        349,340        373,017
                                               ---------      ---------

Other assets                                      11,532         11,850
                                               ---------      ---------
                                               $ 442,218      $ 474,716
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

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  June 30,     September 30,
                                                    2000           1999
                                                 ---------     -------------
Liabilities not subject to compromise:
    Revolving credit facility                    $  27,553      $  55,466
    Accounts payable                                18,387         16,334
    Accrued liabilities                             16,819         18,209
    Accrued payroll and related taxes                7,813          7,444
    Accrued pension and profit sharing costs         2,342            963
                                                 ---------      ---------
            Total current liabilities               72,914         98,416
                                                 ---------      ---------

Liabilities subject to compromise:
    Senior notes                                   325,000        325,000
    Accounts payable                                56,119         56,633
    Accrued dividends payable                       28,492         28,492
    Accrued interest payable                        15,409         15,409
    Accrued liabilities                              3,125          3,404
                                                 ---------      ---------
                                                   428,145        428,938
                                                 ---------      ---------

Long-term employee defined benefits                 10,731         10,731
                                                 ---------      ---------

Deferred income tax liabilities                      7,820         14,609
                                                 ---------      ---------

Redeemable preferred stock                          56,566         56,001
                                                 ---------      ---------

Stockholders' deficit:
    Preferred stock                                     --             --
    Common stock:
        Class A                                    101,141         92,022
        Class B                                      4,877          9,741
    Warrants to purchase Class A
        common stock                                    --          4,255
    Accumulated deficit                           (239,976)      (239,997)
                                                 ---------      ---------
            Total stockholders' deficit           (133,958)      (133,979)
                                                 ---------      ---------
                                                 $ 442,218      $ 474,716
                                                 =========      =========



            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED June 30, 2000 AND 1999
                      (In thousands, except per share data)

                                   (Unaudited)



                                                    2000           1999
                                                 ---------      ---------
Net sales                                        $ 153,939      $  87,000
Cost of sales                                      147,782        108,535
                                                 ---------      ---------

    Gross margin                                     6,157        (21,535)

Selling, general and administrative
    expenses                                         3,568          3,785
                                                 ---------      ---------
    Income (loss) from operations                    2,589        (25,320)
                                                 ---------      ---------

Other income (expense):
    Interest and other income                           66            574
    Interest expense (total contractual
      interest of $9,586 and $10,242 in 2000
      and 1999, respectively)                       (1,319)        (1,975)
                                                 ---------      ---------
                                                    (1,253)        (1,401)
                                                 ---------      ---------

Income (loss) before reorganization item
    and provision (benefit) for income taxes         1,336        (26,721)

Reorganization item                                    844          2,770
                                                 ---------      ---------
Income (loss) before provision (benefit) for
   income taxes                                        492        (29,491)

Provision (benefit) for income taxes                    --             --
                                                 ---------      ---------

Net income (loss)                                      492        (29,491)

Less redeemable preferred stock accretion
    for original issue discount                        190            186
                                                 ---------      ---------

Net income (loss) applicable to common
    shares                                       $     302      $ (29,677)
                                                 =========      =========
Basic and diluted net income (loss) per
    common share                                 $    0.02      $   (1.76)
                                                 =========      =========

Basic and diluted weighted average common
    shares outstanding                              16,854         16,854
                                                 =========      =========


The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (In thousands, except per share data)

                                   (Unaudited)



                                                    2000            1999
                                                  ---------      ---------
Net sales                                         $ 429,833      $ 225,044
Cost of sales                                       418,807        307,677
                                                  ---------      ---------

    Gross margin                                     11,026        (82,633)

Selling, general and administrative
    expenses                                         10,735         18,455
                                                  ---------      ---------
    Income (loss) from operations                       291       (101,088)
                                                  ---------      ---------

Other income (expense):
    Interest and other income                           167            765
    Interest expense (total contractual
      interest of $29,111 and $31,327 in
      2000 and 1999, respectively)                   (4,310)       (17,510)
    Gain on asset sales                               8,349            166
                                                  ---------      ---------
                                                      4,206        (16,579)
                                                  ---------      ---------

Income (loss) before reorganization
    item and provision (benefit) for
    income taxes                                      4,497       (117,667)

Reorganization item                                   3,910          3,920
                                                  ---------      ---------
Income (loss) before provision (benefit)
    for income taxes                                    587       (121,587)

Provision (benefit) for income taxes                     --             --
                                                  ---------      ---------

Net income (loss)                                       587       (121,587)

Less redeemable preferred stock dividends
    and accretion for original issue discount           566          4,643
                                                  ---------      ---------

Net income (loss) applicable to common shares     $      21      $(126,230)
                                                  =========      =========
Basic and diluted net income (loss) per
    common share                                  $   0.001      $   (7.55)
                                                  =========      =========

Basic and diluted weighted average common
    shares outstanding                               16,854         16,727
                                                  =========      =========


    The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in thousands)

                                   (Unaudited)



Increase (Decrease) in Cash

                                                     2000           1999
                                                   ---------      ---------
Cash flows from operating activities:
    Net income (loss)                              $     587      $(121,587)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
        Depreciation                                  31,932         33,602
        Amortization                                     592          1,995
        Gain on asset sales                           (8,349)          (166)
        (Increase) decrease in current
           assets--
           Accounts receivable, net                    7,054         48,050
           Inventories                                (2,837)        53,193
           Prepaid expenses and other                 (2,503)        (8,343)
        Increase (decrease) in current
           liabilities--
           Accounts payable                            3,072          3,920
           Accrued liabilities                        (1,669)        (5,015)
           Accrued payroll and related taxes             369         (2,422)
           Accrued interest payable                       --         10,329
           Accrued pension and profit
              sharing costs                            1,379           (310)
                                                   ---------      ---------

    Net cash provided by operating
        activities                                    29,627         13,246
                                                   ---------      ---------

Cash flows from investing activities:
    Purchases of property, plant and equipment        (8,504)        (7,698)
    Proceeds from sale of property, plant and
        equipment                                      8,598            184
                                                   ---------      ---------

    Net cash provided by (used for)
        investing activities                       $      94      $  (7,514)
                                                   =========      =========


    The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                              GENEVA STEEL COMPANY
                              DEBTOR-IN-POSSESSION
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in thousands)

                                   (Unaudited)



                                                                   2000          1999
                                                                 --------      --------
Cash flows from financing activities:
    Borrowings from credit facilities                            $  9,173      $ 17,522
    Payments on credit facilities                                 (37,086)      (20,762)
    Payment of deferred loan costs                                   (275)       (1,580)
    Change in bank overdraft                                       (1,533)         (912)
                                                                 --------      --------

    Net cash used for financing activities                        (29,721)       (5,732)
                                                                 --------      --------

Net change in cash                                                     --            --

Cash at beginning of period                                            --            --
                                                                 --------      --------

Cash at end of period                                            $     --      $     --
                                                                 ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:

        Interest (net of amount capitalized)                     $  4,310      $  5,717


Supplemental schedule of noncash financing activities:

        For the nine months ended June 30, 2000 and 1999, the Company increased the redeemable preferred stock by $566 and $657, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At June 30, 2000, the Company had accrued dividends payable of $28,492 (total contractual dividends of $47,249).



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

        As of February 1, 1999, the Company discontinued accruing interest on its Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended June 30, 2000 was $8.3 million, which is not included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.6 million, which is also not included in the financial statements. As of June 30, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $47.2 million, which is $18.8 million in excess of dividends accrued in the accompanying balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits and customer claims and rebates. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        On July 20, 2000, the Company filed a proposed plan of reorganization (the "Plan") and Disclosure Statement with the United States Bankruptcy Court for the District of Utah. The Plan is proposed jointly by the Company and the Official Committee of Bondholders in the Company's Chapter 11 Case. If approved as currently proposed, the Plan will significantly reduce the Company's debt burden and provide additional liquidity in the form of a $25 million capital infusion through the issuance of preferred stock convertible into common stock, a $110 million term loan that is eighty-five-percent guaranteed by the United States government, and a $125 million revolving line of credit. The Company's prebankruptcy unsecured creditors will receive, in lieu of cash payments, substantially all of the common stock of the Company and the right to purchase the convertible preferred stock. The holders of the Company's prebankruptcy common and redeemable preferred stock will not receive a distribution under the Plan and all interests represented by prebankruptcy common and redeemable preferred stock will be extinguished. In the event that creditors do not purchase all of the preferred stock, the Company has entered into a standby purchase agreement that ensures the full $25 million in new capital will be raised. The objective of the Plan is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle; (ii) fund required capital expenditures and working capital needs; and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11.

        The Company, through Citicorp USA, filed an application on January 31, 2000, for a U.S. government loan guarantee under the Emergency Steel Loan Guarantee Program. The application sought an eighty-five- percent guarantee for the $110 million term loan incorporated into the Plan. The Emergency Steel Loan Guarantee Board extended an offer of guarantee to Citicorp, USA for the company's term loan on June 30, 2000.

        The Bankruptcy Court will conduct a hearing on the adequacy of the Disclosure Statement on August 24, 2000. Should the Disclosure Statement be approved, a hearing on confirmation of the Plan has been scheduled for October 13, 2000.

        There can be no assurance at this time that the Plan proposed by the Company and the Bondholders' Committee will be confirmed by the Bankruptcy Court either on the schedule set forth above or at all, or that, if confirmed and consummated, the Plan will achieve the objectives described above. Similarly, there can be no assurance that the financings contemplated by the Plan actually can be obtained on terms favorable to the Company, or at all.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The accompanying financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. The Plan, if implemented, will materially change certain amounts currently disclosed in the financial statements.

        At this time, because of material uncertainties, pre-petition claims are generally carried at face value in the accompanying financial statements.

The accompanying financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under the Plan, the rights of pre-petition creditors will be substantially altered. This will result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100 percent of face value.

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

(3) INVENTORIES

        Inventories were comprised of the following components (in thousands):


                                                     June 30,         September 30,
                                                      2000                1999
                                                     -------          -------------
         Raw materials                               $19,139            $17,081
         Semi-finished and finished goods             36,656             33,762
         Operating materials                           2,502              4,617
                                                     -------            -------
                                                     $58,297            $55,460
                                                     =======            =======

(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the three and nine months ended June 30, 2000, unexercised stock options and warrants are not included in the calculation of diluted net loss per common share because their exercise price is above the average stock price for the periods. For the three and nine months ended June 30, 1999, stock options and warrants prior to conversion are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. The warrants expired in March 2000. Class B common stock is included in the weighted average number of common shares outstanding at one share for every ten shares outstanding because the Class B common stock is convertible to Class A common stock at this same rate.

        The net income (loss) for the three months ended June 30, 2000 and 1999 and the nine months ended June 30, 2000 and 1999 was adjusted for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. The net loss for the nine months ended June 30, 1999, also was adjusted for redeemable preferred stock dividends through January 31, 1999.

(5) TERMINATION OF MANNESMANN SALES REPRESENTATION AGREEMENT

        In March 2000, the Company entered into an agreement with Mannesmann Pipe and Steel ("Mannesmann") to terminate its existing sales representation agreement. Prior to termination, Mannesmann sold the Company's products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. Mannesmann paid the Company in approximately three days. In addition, the Mannesmann agreement required Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it was assigned to or was otherwise identified with a particular order. As of June 30, 2000, the Company had received $13.4 million from Mannesmann for the purchase of finished goods inventory assigned to discrete orders. The arrangement with Mannesmann was terminated beginning July 1, 2000, with a 90 day phase out of its liquidity arrangement with Mannesmann. The Company estimates that termination of the liquidity arrangement will reduce the liquidity otherwise available to the Company by approximately $15 million. With the cooperation of Mannesmann, the Company has employed certain Mannesmann employees currently involved in marketing the Company's products. While the Company believes that the Mannesmann arrangement can be terminated without material disruption to its marketing efforts, there can be no assurance that the termination will not have a material adverse effect on the Company's marketing efforts, liquidity position or financial condition.

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

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended June 30, 2000 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.6 million, which is also not included in the Company's financial statements. As of June 30, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $47.2 million, which is $18.8 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits and customer claims and rebates. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        On July 20, 2000, the Company filed a proposed plan of reorganization (the "Plan") and Disclosure Statement with the United States Bankruptcy Court for the District of Utah. The Plan is proposed jointly by the Company and the Official Committee of Bondholders in the Company's Chapter 11 Case. If approved as currently proposed, the Plan will significantly reduce the Company's debt burden and provide additional liquidity in the form of a $25 million capital infusion through the issuance of preferred stock convertible into common stock, a $110 million term loan that is eighty-five-percent guaranteed by the United States government, and a $125 million revolving line of credit. The Company's prebankruptcy unsecured creditors will receive, in lieu of cash payments, substantially all of the common stock of the Company and the right to purchase the preferred stock. The holders of the Company's prebankruptcy common and redeemable preferred stock will not receive a distribution under the Plan and all interests represented by prebankruptcy common and redeemable preferred stock will be extinguished. In the event that creditors do not purchase all of the preferred stock, the Company has entered into a standby purchase agreement that ensures the full $25 million in new capital will be raised. The objective of the Plan is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle;
(ii) fund required capital expenditures and working capital needs; and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11.

        The Company, through Citicorp USA, filed an application on January 31, 2000, for a U.S. government loan guarantee under the Emergency Steel Loan Guarantee Program. The application sought an eighty-five- percent guarantee for the $110 million term loan incorporated into the Plan. The Emergency Steel Loan Guarantee Board extended an offer of guarantee to Citicorp, USA for the Company's term loan on June 30, 2000.

        The Bankruptcy Court will conduct a hearing on the adequacy of the Disclosure Statement on August 24, 2000. Should the Disclosure Statement be approved, a hearing on confirmation of the Plan has been scheduled for October 13, 2000.

        There can be no assurance at this time that the Plan proposed by the Company and the Bondholders' Committee will be confirmed by the Bankruptcy Court either on the schedule set forth above or at all, or that, if confirmed and consummated, the Plan will achieve the objectives described above. Similarly, there can be no assurance that the financings contemplated by the Plan actually can be obtained on terms favorable to the Company, or at all.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. The Plan, if implemented, will materially change certain amounts currently disclosed in the Company's financial statements.

        At this time, because of material uncertainties, pre-petition claims are generally carried at face value in the financial statements. The Company's financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the

Chapter 11 bankruptcy case. Under the Plan, the rights of pre-petition creditors will be substantially altered. This will result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100 percent of face value.

Results of Operations

        The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:



                                            Three Months Ended         Nine Months Ended
                                                  June 30,                  June 30,
                                            ------------------        ------------------
                                             2000         1999         2000         1999
                                            -----        -----        -----        -----
Net sales                                   100.0%       100.0%       100.0%       100.0%
Cost of sales                                96.0        124.8         97.4        136.7
                                            -----        -----        -----        -----

Gross margin                                  4.0        (24.8)         2.6        (36.7)

Selling, general and
    administrative expenses                   2.3          4.3          2.5          8.2
                                            -----        -----        -----        -----

Income (loss) from operations                 1.7        (29.1)         0.1        (44.9)
                                            -----        -----        -----        -----

Other income (expense):
 Interest and other income                     --          0.7           --          0.3
 Interest expense                            (0.8)        (2.3)        (1.0)        (7.8)
 Gain on asset sales                           --           --          1.9          0.1
                                            -----        -----        -----        -----

                                             (0.8)        (1.6)         0.9         (7.4)
                                            -----        -----        -----        -----

Income (loss) before reorganization
 item and provision (benefit) for
 income taxes                                 0.9        (30.7)         1.0        (52.3)
Reorganization item                           0.6          3.2          0.9         (1.7)
                                            -----        -----        -----        -----

Income (loss) before provision
    (benefit) for income taxes                0.3        (33.9)         0.1        (54.0)
Provision (benefit) for income taxes           --           --           --           --
                                            -----        -----        -----        -----

 Net income (loss)                            0.3%       (33.9)%        0.1%       (54.0)%
                                            =====        =====        =====        =====


        The following table sets forth the sales product mix as a percentage of net sales for the periods indicated:


                  Three Months Ended        Nine Months Ended
                       June 30,                 June 30,
                 -------------------       -------------------
                  2000         1999         2000         1999
                 ------       ------       ------       ------
Plate              28.0%        53.2%        29.0%        59.5%
Sheet              51.0         28.9         52.8         19.2
Pipe                9.7         10.8         10.7         10.0
Slab                9.6          4.3          6.6          8.2
Non-Steel           1.7          2.8          0.9          3.1
                 ------       ------       ------       ------
                  100.0%       100.0%       100.0%       100.0%
                 ======       ======       ======       ======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

        Net sales increased 76.9% primarily due to increased shipments of approximately 195,800 tons and higher average selling prices for the three months ended June 30, 2000 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 20.0%, 8.6%, 19.0% and 31.0%, respectively, in the three months ended June 30, 2000 compared to the same period of the previous fiscal year. Shipped tonnage of sheet, pipe and slab products increased approximately 167,200 tons or 160.9%,9,400 tons or 33.0% and 42,300 tons or 196.8%, respectively, while shipped tonnage of plate products decreased approximately 23,100 tons or 14.1% between the two periods. The changes in price, volume and product mix were primarily the result of significantly improved market conditions. As a result of various trade cases, as well as improved steel markets in several foreign economies, market conditions for the Company's products significantly improved in the three months ended June 30, 2000 as compared to the same period in the previous fiscal year, although well below levels existing prior to the influx of imports. Average price realization increased despite a product mix shift to lower-priced sheet.

        The Company expects in the near term that both volume and pricing will decline. Steel imports into the U.S. and domestic steel inventory levels have recently increased and are adversely affecting the Company's order entry and pricing. Additionally, new plate production capacity is being added in the domestic market. As a result of the increased supply of imports and other market conditions, the Company expects that its overall price realization and shipments will decrease significantly in the fourth quarter of fiscal 2000 and negatively impact the financial performance of the Company during the quarter and potentially beyond that period.

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

        Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is significantly affected by fluctuations in the value of the United States dollar against several other currencies, the level of demand for steel in the United States economy relative to steel demand in foreign economies and world economic conditions generally. In addition, many foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. The Company continues to monitor imports of all its products and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may, however, be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports. Moreover, the preparation and prosecution of trade cases requires several months during which the Company and other domestic producers must continue to suffer the adverse impact of unfairly traded imports. There is no guarantee that domestic markets will not in the future be flooded illegally with foreign imports of products in competition with the Company's products. While the Company intends to oppose all such imports vigorously, there is no guarantee that it will be successful. Consequently, such imports could pose continuing problems for the domestic steel industry and the Company.

        Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 96.0% for the three months ended June 30, 2000, as compared to 124.8% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $54 per ton between the two periods, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level and a shift in product mix to lower-cost coiled products, offset in part by higher natural gas costs. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

        Depreciation costs included in cost of sales decreased approximately $0.7 million for the three months ended June 30, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

        Selling, general and administrative expenses for the three months ended June 30, 2000 decreased approximately $0.2 million as compared to the same period in the previous fiscal year. These lower expenses were due primarily to cost savings related to staff and support personnel reductions.

        Interest expense decreased approximately $0.7 million during the three months ended June 30, 2000 as compared to the same period in the previous fiscal year as a result of lower average borrowings outstanding under the Company's revolving credit facility.

        During the three months ended June 30, 2000 and 1999, the Company recorded approximately $0.8 million and $2.8 million, respectively, in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the two official committees established in the bankruptcy proceeding. These expenses have been included in the reorganization item in the condensed statements of operations.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999

     Net sales increased 91.0% primarily due to increased shipments of approximately 681,200 tons and higher average selling prices for the nine months ended June 30, 2000 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, pipe and slab products increased by 14.9%, 12.7% and 22.6%, respectively, while the weighted average sales price per ton of plate decreased by 0.9% in the nine months ended June 30, 2000 compared to the same period of the previous fiscal year. Shipped tonnage of sheet, pipe and slab products increased approximately 630,700 tons or 358.4%, 52,500 tons or 81.4% and 25,000 tons or 24.7% respectively, while shipped tonnage of plate products decreased approximately 27,000 tons or 6.1% between the two periods. The changes in price, volume and product mix were primarily the result of improved market conditions due in part to the outcome of the trade cases that were filed in late 1998 and early 1999.

        The Company's cost of sales, as a percentage of net sales, decreased to 97.4% for the nine months ended June 30, 2000, as compared to 136.7% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $107 per ton between the two periods, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level and a shift in product mix to lower cost coiled products, offset in part by higher natural gas costs. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

        Depreciation costs included in cost of sales decreased approximately $1.6 million for the nine months ended June 30, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

        Selling, general and administrative expenses for the nine months ended June 30, 2000 decreased approximately $7.7 million as compared to the same period in the previous fiscal year. These lower expenses were due primarily to a higher than usual reserve for the allowance for doubtful accounts of approximately $4.0 million expensed during the nine months ended June 30, 1999. In addition, cost savings related to staff and support personnel reductions reduced expenses during the current period.

        Interest expense decreased approximately $13.2 million during the nine months ended June 30, 2000 as compared to the same period in the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Interest expense on the Senior Notes of approximately $11.0 million was included in the nine months ended June 30, 1999, which reflects accrued interest prior to February 1, 1999. In addition, lower average borrowings outstanding under the Company's revolving credit facility in the nine months ended June 30, 2000 reduced interest expense by approximately $2.2 million as compared to the same period in the previous fiscal year.

        During the nine months ended June 30, 2000 and 1999, the Company recorded approximately $3.9 million and $3.9 million, respectively, in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the two official committees established in the bankruptcy proceeding. These expenses have been included in the reorganization item in the condensed statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from operating expenses, capital expenditures and working capital requirements, including interest payments. In the past, the Company's principal sources of capital included from the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financings; asset sales and cash provided by operations. As of August 11, 2000, the Company's eligible inventories, accounts receivable and equipment supported access to $10.9 million in borrowings under the Company's credit facility. As of August 11, 2000, the Company had $59.3 million available under the credit facility, with $44.7 million in borrowings and $3.7 million in letters of credit outstanding.

        Besides the above-described financing activities, the Company's major source of liquidity has been cash provided by operating activities. Net cash provided by operating activities was $29.6 million for the nine months ended June 30, 2000, as compared with net cash provided by operating activities of $13.2 million for the nine months ended June 30, 1999. The sources of cash for operating activities during the nine months ended June 30, 2000 included net income of $0.6 million, depreciation and amortization of $32.5 million, a decrease in accounts receivable of $7.1 million, an increase in accounts payable of $3.1 million, an increase in accrued pension and profit sharing costs of $1.4 million and an increase in accrued payroll and related taxes of $0.4 million. These sources of cash were substantially offset by a gain on asset sales of $8.3 million, an increase in inventories of $2.8 million, an increase in prepaid expenses of $2.5 million, and a decrease in accrued liabilities of $1.7 million.

        In March 2000, the Company entered into an agreement with Mannesmann Pipe and Steel ("Mannesmann") to terminate its existing sales representation agreement. Prior to termination, Mannesmann sold the Company's products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. Mannesmann paid the Company in approximately three days. In addition, the Mannesmann agreement required Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it was assigned to or was otherwise identified with a particular order. As of June 30, 2000, the Company had received $13.4 million from Mannesmann for the purchase of finished goods inventory assigned to discrete orders. When the funds were received for inventory prior to shipment, the Company deferred the revenue recognition until the inventory was shipped. Therefore, until shipment occurred the Company recorded the receipt of funds and a corresponding liability representing the deferred revenue and/or inventory reduction for the cost of the inventory in its financial statements. The Company is responsible for customer credit and product quality for all steel sold through Mannesmann. The arrangement with Mannesmann was terminated beginning July 1, 2000, with a 90 day phase out of its liquidity arrangement with Mannesmann. The Company estimates that termination of the liquidity arrangement will reduce the liquidity otherwise available to the Company by approximately $15 million. With the cooperation of Mannesmann, the Company has employed certain Mannesmann employees currently involved in marketing the Company's products. While the Company believes that the Mannesmann arrangement will be terminated without material disruption to its marketing efforts, there can be no assurance that the termination will not have a material adverse effect on the Company's marketing efforts, liquidity position or financial condition.

        Since its bankruptcy filing, the Company has supplemented its liquidity by the sale of certain non-core assets. During the first quarter of fiscal year 2000, the Company completed the sale of its quarry for $10.0 million ($1.5 million of which is contingent upon the future issuance, by the relevant governmental entity, of a conditional use permit) and received $8.5 million in

October 1999. The Company believes it is now entitled to receive the additional $1.5 million, although payment has not been made and may be subject to dispute. There can be no assurance that the Company will receive the additional $1.5 million of the sale price. Pursuant to the sale, the Company entered into a contract with the buyer of the quarry for the purchase of limestone to meet its production requirements at a per ton price that is lower than the Company's historical production cost.

        Capital expenditures were $8.5 million and $7.7 million for the nine months ended June 30, 2000 and 1999, respectively. Capital expenditures for fiscal year 2000 are estimated at approximately $15 million, which includes spending on a walking beam furnace, a blast furnace reline, maintenance items and various projects designed to reduce costs and increase product quality and throughput. The Company is continuing to closely monitor its capital spending levels. The Company's recent cash constraints have dictated that significant capital projects be postponed. In the future, the Company will be required to spend significant additional amounts for capital maintenance and projects including the recently deferred projects. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

FACTORS AFFECTING FUTURE RESULTS

        The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase sales volumes, shift its product mix and improve throughput rates and production efficiencies. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions. Furthermore, the Chapter 11 bankruptcy filing introduces numerous uncertainties which may affect the Company's business, asset values, results of operations and prospects. Because of the Company's bankruptcy filing and liquidity position, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Furthermore, continued weak market conditions or a disruption in the Company's operations would likely cause the Company to experience negative cash flow in the fourth fiscal quarter and potentially beyond that period.

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

        This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to successfully reorganize under Chapter 11 of the Bankruptcy Code (including the confirmation and timing of the Plan), the outcome of the Company's proposed Plan, resolution of pending claims and of other issues in the Company's Chapter 11 proceedings, access to sufficient exit financing for the Plan, the Company's expectation that prices and shipments will improve, the production efficiencies of a two-blast furnace operation, the Company's continued access to and adequacy of its Credit Facility, the commercial and liquidity impact of terminating the Mannesmann agreement, the level of future required capital expenditures, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in interest rates related to the Company's credit facility. Variable interest rates may rise, which could increase the amount of interest expense. At June 30, 2000, the Company had variable rate debt outstanding from its credit facilities totaling $27.6 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $69,000 in interest expense for the three months ended June 30, 2000.

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

        As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for the three months ended June 30, 2000 was $8.3 million, which is not included in the Company's financial statements. Contractual dividends on the redeemable preferred stock for the three months were $3.6 million, which is also not included in the Company's financial statements. As of June 30, 2000, contractual accrued dividends on the redeemable preferred stock were approximately $47.2 million, which is $18.8 million in excess of dividends accrued in the Company's balance sheet.

        Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits and customer claims and rebates. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

        On July 20, 2000, the Company filed a proposed plan of reorganization (the "Plan") and Disclosure Statement with the United States Bankruptcy Court for the District of Utah. The Plan is proposed jointly by the Company and the Official Committee of Bondholders in the Company's Chapter 11 Case. If approved as currently proposed,the Plan will significantly reduce the Company's debt burden and provide additional liquidity in the form of a $25 million capital infusion through the issuance of preferred stock convertible into common stock, a $110 million term loan that is eighty-five-percent guaranteed by the United States government, and a $125 million revolving line of credit. The Company's prebankruptcy unsecured creditors will receive, in lieu of cash payments, substantially all of the common stock of the Company and the right to purchase the preferred stock. The holders of the Company's prebankruptcy common and redeemable preferred stock will not receive a distribution under the Plan and all interests represented by prebankruptcy common and redeemable preferred stock will be extinguished. In the event that creditors do not purchase all of the preferred stock, the Company has entered into a standby purchase agreement that ensures the full $25 million in new capital will be raised. The objective of the Plan is to restructure the Company's balance sheet to (i) significantly strengthen the Company's financial flexibility throughout the business cycle; (ii) fund required capital expenditures and working capital needs; and (iii) fulfill those obligations necessary to facilitate emergence from Chapter 11.

        The Company, through Citicorp USA, filed an application on January 31, 2000, for a U.S. government loan guarantee under the Emergency Steel Loan Guarantee Program. The application sought an eighty-five- percent guarantee for the $110 million term loan incorporated into the Plan. The Emergency Steel Loan Guarantee Board extended an offer of guarantee to Citicorp, USA on the Company's term loan on June 30, 2000.

        The Bankruptcy Court will conduct a hearing on the adequacy of the Disclosure Statement on August 24, 2000. Should the Disclosure Statement be approved, a hearing on confirmation of the Plan has been scheduled for October 13, 2000.

        There can be no assurance at this time that the Plan proposed by the Company and the Bondholders' Committee will be confirmed by the Bankruptcy Court either on the schedule set forth above or at all, or that, if confirmed and consummated, the Plan will achieve the objectives described above. Similarly, there can be no assurance that the financings contemplated by the Plan actually can be obtained on terms favorable to the Company, or at all.

        Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. The Plan, if implemented, will materially change certain amounts currently disclosed in the Company's financial statements.

        At this time, because of material uncertainties, pre-petition claims are generally carried at face value in the accompanying financial statements.
The Company's financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy case. Under the Plan, the rights of pre-petition creditors will be substantially altered. This will result in such claims being paid in the Chapter 11 bankruptcy proceedings at substantially less than 100 percent of face value.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.




      Exhibit                                                     Filed
      Number                     Exhibit                         Herewith
      ------                     -------                         --------
        27            Financial Data Schedule                       X

        (b)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENEVA STEEL COMPANY



                                        By:  /s/ Dennis L. Wanlass
                                             ---------------------------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Dated: August 14, 2000