Form 10-K
period 2000-09-30
GENEVA STEEL CO
filed 2001-01-12
CIK 860192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

COMMISSION FILE NO. 0-31020

                           GENEVA STEEL HOLDINGS CORP.
               (Exact name of Registrant as specified in charter)

            DELAWARE                                         87-0665504
  (State or other jurisdiction                            (I.R.S. Employer
      of incorporation or                                Identification No.)
         organization)

      10 SOUTH GENEVA ROAD
         VINEYARD, UTAH                                         84058
(Address of principal executive                              (Zip Code)
            office)

       Registrant's telephone number, including area code: (801) 227-9000

        Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of
                     the Act: COMMON STOCK, PAR VALUE $0.01


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $22,400,000 on January 9, 2001, computed at the last price for the registrant's common stock as reported by Nasdaq for that date. As of January 3, 2001, the registrant had 6,760,659 shares of its common stock outstanding.

        Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the distribution of securities under a plan confirmed by a court.

        Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000, are incorporated by reference in Parts II and IV of this report.

                                     PART I

ITEM 1. BUSINESS.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including such matters as raw materials availability, the Company's ability to compete against imports, the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's expectation that prices and shipments will improve, the level of future required capital expenditures, the effect of inflation, and any other statements in this report to the effect that the Company "believes," "expects," "anticipates," "plans," or other similar expressions are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, including those related to:

        -    competition

        - general economic and business conditions, including changes in supply due to imports or new capacity and changes in demand due to economic conditions

        -    Company operations, including on-time delivery and customer service

        -    Company expectations and objectives

        -    prices of steel products and raw materials

        - the business opportunities (or lack of business opportunities) that may be presented to and pursued by the Company

        - changes in laws or regulations, including those affecting labor, employee benefits costs, and environmental and other governmental regulations

        - The other factors discussed under the section titled "Certain Factors that Could Affect the Business and Operations of the Company."

        Such statements are not guarantees of future performance and actual results or developments may differ materially and adversely from those projected in the forward-looking statements. You should not rely on this information as an estimate or prediction of future performance. The Company does not intend to update any forward-looking statements, except as may occur in the regular course of providing information in its periodic reports.

RECENT REORGANIZATION

        The Company is the successor registrant to Geneva Steel Company ("Old Geneva"). When used herein to discuss historical business and operations, the "Company" refers to both Geneva Steel Holdings Corp. and its predecessor, Geneva Steel Company. Old Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"), on February 1, 1999. On December 8, 2000, the Bankruptcy Court approved Old Geneva's plan of reorganization and the plan was implemented on January 3, 2001, contemporaneously with the closing of the Company's post-bankruptcy credit facilities. These credit facilities consist of a $110 million term loan (the "Term

Loan") and a $125 million revolving line of credit (the "Line of Credit"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999.

        Under the terms of the reorganization plan, Old Geneva changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company, and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. Old Geneva transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. Old Geneva also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

        Under the terms of the reorganization plan approved by the Bankruptcy Court, all rights with respect to the previously outstanding common and preferred stock of Old Geneva were terminated. Shares of common stock of the Company were issued to the holders of unsecured claims, which consisted primarily of holders of $199.9 million of 9-1/2% Senior Notes due 2004, including unpaid interest accrued prior to the bankruptcy, $140.7 million of 11-1/8% Senior Notes due 2001, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes disputed claims. Creditors who were owed $5,000 or less will receive a cash payment equal to 40% of their claim, and trade creditors who were owed in excess of $5,000 could elect to receive $2,000, rather than shares of common stock in the Company. Each holder of an allowed unsecured debt, other than creditors electing to receive cash payments as described above, also received a right to participate in a $25 million preferred stock rights offering by the Company. Secured creditors of Old Geneva will be paid in full with the proceeds of the Term Loan.

        Under the terms of an employee retention program approved by the Bankruptcy Court, executive officers and a manager of Old Geneva received options to purchase of 5% of the equity of the Company on a fully diluted basis.

BACKGROUND

        Geneva Steel Holdings Corp. and its subsidiaries (the "Company" or "Geneva") owns and operates the only integrated steel mill in the western United States and is one the larger domestic producers of flat and coiled plate products. The steel mill and related facilities were acquired from USX Corporation in August 1987. The Company's products, which include flat and coiled plate, sheet, pipe and slab, are used by a wide variety of industries, including the oil and gas, shipping and construction industries. Currently, the Company has a total annual production capacity of approximately 2.2 million tons.

        The properties of the Company consist primarily of an approximately 1,400-acre site near Provo, Utah, on which the steel mill and related facilities are located, and the Company's iron ore mines, located in southern Utah. The Company also leases a retention pond, contiguous to its steel mill, from the State of Utah, under a lease which will expire in 2016. The pond is a significant part of the Company's water pollution control facilities.

        The Company's facilities include four coke oven batteries, three blast furnaces, two basic oxygen process furnaces, a continuous casting facility, a combination continuous rolling mill and various finishing facilities. Its coke ovens produce metallurgical coke from a blend of various grades of metallurgical coal. Metallurgical coke is used as the principal fuel for the Company's blast furnaces, which convert iron ore into liquid iron. Liquid iron, scrap metal, and metallic alloys are combined and further refined in the basic oxygen process furnaces to produce liquid steel. The liquid steel is then processed through the continuous casting facility into steel slabs. Slabs are processed into finished steel products (coiled and flat plate, hot rolled sheet and pipe) in the Company's rolling and finishing mills. The Company also sells slabs to other producers of finished steel products.

        The Company's in-line caster is among the widest in the world. The caster, when combined with the Company's unique mill, provides significant competitive advantages. The Company's in-line caster enhances the production process by casting slabs to the required final product width (up to 126 inches wide) before the slabs are directly rolled. Wide casting and direct rolling reduces heating and handling requirements and eliminates cross rolling to obtain final product width. The Company also produces coiled plate up to 122 inches in width, which can be subsequently cut into flat plate.

        The Company's wide, six-stand rolling mill is differentiated from other mills by its ability to roll wide one-inch entry bars into finished product in a single pass. The mill is the widest multi-stand continuous rolling mill in the world. In contrast, other producers of wide products utilize either a single or double stand reversing mill or a single stand reversing steckel mill to roll entry bars, thereby requiring multiple passes. Reducing the number of passes increases operating efficiencies, throughput, surface quality and yields, while also reducing operating costs. The Company's modernization program was designed to take advantage of the unique features of its rolling mill.

        The combination of the Company's caster, rolling mill and wide plate processing capability has created an efficient production process for wide products that few of the Company's competitors possess. These facilities enable the Company to offer an expanded range of products; shift product mix according to market demand; and produce wide, light-gauge plate products more efficiently and at lower costs than many of its competitors. Although the Company's facilities are generally suitable to its needs, the Company believes that its facilities will continue to require significant maintenance, future improvements, and additional modernization to remain competitive.

CAPITAL IMPROVEMENTS AND MODERNIZATION PROGRAM

        The Company has spent approximately $11 million, $8.0 million, and $13 million on capital projects during the fiscal years ended September 30, 1998, 1999, and 2000, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization and capital maintenance efforts. Since fiscal year 1989, the Company has spent over $645 million on plant and equipment to modernize and maintain its production facilities. The Company's modernization program was designed to take advantage of the unique features of the Company's rolling mill.

        The key elements of the modernization include: (i) the replacement of the Company's open hearth furnaces with two basic oxygen process steelmaking furnaces, improving product quality and throughput and reducing costs; (ii) the construction of one of the widest in-line casters in the world, enabling it to cast slabs at the desired width without cross-rolling; (iii) the completion of a wide-plate project, positioning the Company as the only North American producer currently offering coiled plate in widths greater than 96 inches and improving plate production efficiencies; and (iv) the recent modernization of the Company's rolling mill, enhancing throughput rates, quality and cost. The Company believes its modernization efforts have reduced costs, increased operating flexibility, broadened its product line, improved product quality, and increased throughput rates.

        Through its modernization, the Company has improved virtually all of its steelmaking and finishing operations. From fiscal year 1991 through the end of fiscal year 1997, when the modernization was substantially completed, the
Company: (i) increased its annual production of liquid steel from 1.71 million tons to 2.46 million tons, an increase of approximately 44%; (ii) increased its annual finished tons shipped from 1.27 million tons to 2.14 million tons, an increase of approximately 69%; and (iii) improved its annual raw steel to finished ton yield from approximately 73% to 90%, despite a substantial product mix shift to plate, which traditionally has a lower yield than the other products. Certain production-related statistics since fiscal year 1997 have at times been lower because of reduced volumes caused by poor market conditions. Nevertheless, the Company set new production records in nearly all of its facilities during the first calendar quarter of 1998. The Company currently intends to construct a new walking beam furnace to reheat steel slabs as discussed below.

        The Company has identified several large-scale capital improvement projects that it believes could further increase its production capacity, improve operating efficiencies and reduce costs. These include the following:

        Walking Beam Furnace. Slabs produced by the Company's caster must be reheated prior to rolling. The Company's slab heating facilities are relatively high cost operations and lack the capacity to heat slabs at the same rate as they can be cast and rolled. By utilizing a combination of all the Company's slab heating facilities, the Company has substantially, but not completely, removed its slab heating bottleneck at higher production levels. In the long term, the Company could greatly benefit from a walking beam furnace, at a cost of approximately $48 million, $6.2 million of which was spent through fiscal year 2000, that can consistently heat all its slabs, thereby eliminating the bottleneck. The walking beam furnace will reduce costs, increase prime yields and improve quality by enabling the Company to shut down multiple heating facilities, and by significantly improving the temperature consistency of slabs. In addition, the walking beam will increase the Company's capacity to produce large coils, which are made from slabs longer than those that can be heated in certain existing facilities. Finally, the walking beam furnace will allow the Company to convert more scrap, secondary, and slabs into finished products. Construction of the walking beam furnace is subject to the Company obtaining additional financing and generating substantial positive cash flows. There can be no assurance that adequate capital to construct the walking beam furnace can be obtained.

        Cokeless Ironmaking Project. The Company, through its wholly-owned subsidiary, Vineyard Management Company, owns CPICOR ("Clean Power from Integrated Coal/Ore Reduction") Management Company, L.L.C., a Delaware limited liability company. CPICOR has entered into a cooperative agreement with the U.S. Department of Energy (DOE) for the construction and demonstration of an electric power generation and cokeless ironmaking project capable of potentially producing 800,000 to 1.2 million tons of liquid iron per year. The cooperative agreement provides up to $149.5 million in government cost-share funds for the project from the U.S. Department of Energy. The two major components of the CPICOR project are a power plant and cokeless ironmaking facility. The power plant would likely be constructed and financed by an independent power company. The cokeless ironmaking unit and ancillary facilities would be constructed and financed by Vineyard Iron Company, currently a wholly owned subsidiary of the Company.

        The Company believes that the CPICOR project could provide significant benefit by allowing the Company to shift a large portion of its raw-material requirements from eastern iron-ore pellets and coal to low-cost western lump iron ore currently owned by the Company and to western coal. Under certain circumstances, the Company may be required to repay some or all of the government cost share funds paid to CPICOR. Project construction cannot begin until the environmental regulatory review process is complete.

        At present, the Company anticipates using the HIsmelt cokeless ironmaking technology for the CPICOR project. The HIsmelt technology is owned by a subsidiary of the Rio Tinto group, HIsmelt Corporation, and has been developed over a long period primarily in western Australia. Only a small pilot plant has operated utilizing the technology. The Company currently intends to build a HIsmelt unit with a smelter that is eight meters in diameter. The estimated cost of the ironmaking unit is $250 million, and the estimated savings is expected to exceed $15 per ton of liquid iron produced. The Company anticipates that (a) the overall project will be managed by CPICOR, (b) Vineyard Management will manage the ironmaking portion of the CPICOR project, and (c) Vineyard Iron will construct and finance the ironmaking unit utilizing the government funding as "equity." Vineyard Iron would then sell liquid iron to the Company. The Company anticipates that the power generation plant would be constructed and financed by a third party.

        HIsmelt Corporation has entered into a joint venture with Nucor Corporation to build a six-meter HIsmelt unit that would have an annual capacity of approximately 600,000 tons of liquid iron. The exact terms of the joint venture are not known by the Company. The Company may not be able to proceed with an eight-meter HIsmelt unit until the joint venture's six-meter unit is completed and operational, which could require several years. The Company remains in discussions with HIsmelt and the DOE regarding the timing of the Company's project. Completion of the CPICOR project remains subject to several contingencies. Ultimately, the Company may not be able to reach a satisfactory arrangement with HIsmelt, or the DOE funding for the project could be withdrawn. The Company could also elect to pursue a cokeless ironmaking technology other than HIsmelt or the general parameters of the project, including the configuration of the various elements of the project, could be changed. The Company is currently evaluating the potential use of existing infrastructure in connection with the project which, if possible, would significantly reduce the overall capital cost. There can be no assurance that the Company will succeed in its cokeless ironmaking project or that the DOE funding will actually be provided. Nevertheless, the Company believes that the long-term benefits of this project could be significant.

        Other Projects. Projects planned for fiscal year 2001 may include, among others: (i) a blast furnace reline with substantial work on the associated hot blast stoves; (ii) commencement of a stack upgrade in the coke plant; (iii) replacement of one basic oxygen process shell; (iv) installation of high pressure descaling pumps in the rolling mill; (v) several pipe mill upgrades;
(vi) oil/sludge handling upgrades in the rolling mill; and (vii) completion of the upgraded mill stand drives project.

        In addition, several smaller improvements and capital maintenance projects, many of which previously were deferred because of the Company's lack of liquidity, are planned. The Company estimates that capital expenditures during fiscal 2001 will be approximately $60.9 million (excluding the approximately $24.5 million expected to be spent on the walking beam furnace). Spending on a walking beam furnace is subject to obtaining appropriate financing.

        The Company estimates that its capital budgets in fiscal years 2002 through 2005 will be approximately $50 million per year (excluding walking beam furnace expenditures). Because liquidity concerns have required the Company to defer many needed capital projects during the past several years, the Company believes that it would be difficult to reduce capital spending in future years substantially below the amounts budgeted.

        Projects under consideration for future capital budgets include, among others: (i) roll shop upgrades; (ii) a new 126" line leveler; (iii) caster modifications; (iv) additional pipe mill upgrades; (v) installation of an additional temper mill; (vi) the automation of the plate finishing line; (vii) the installation of a shape meter; and (viii) the possible installation of an electric arc furnace. These projects may or may not be included in future capital budgets, including the budgets discussed above.

        The Company's capital plans are under continuous review, and, depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plans and will likely reduce its budgeted capital expenditures for fiscal year 2001. There can be no assurance that the projected benefits of capital projects will be fully achieved, sufficient product demand will exist for any additional throughput capacity, or that the planned capital projects can be completed in a timely manner or for the amounts budgeted. Notwithstanding the completion of many capital projects, management believes that additional capital projects will be critical to the Company's long-term ability to compete and maintain existing operations.

PRODUCTS

        The Company's principal steel products are coiled and flat plate, hot-rolled sheet, pipe and slabs. The Company's 132-inch combination continuous rolling mill has the flexibility to roll either sheet or plate in response to customer demands and changing market conditions. This flexibility maximizes the utilization of the Company's facilities. Generally, the Company manufactures products in response to specific customer orders. Consistent with the Company's strategic objectives, plate as a percentage of shipments through 1999 has increased as the modernization program has been completed and various upgrades to plate processing and finishing equipment have been integrated into the production process. The Company's product sales mix (including secondary products) in tons shipped for fiscal years 1996 through 2000 is shown below (tons in thousands):

                                           1996          1997           1998          1999          2000
                                          -------       -------        -------       -------       -------
Cut-to-Length Plate                           836           881          1,189           591           568

Sheet                                         720           720            425           306           992

Pipe                                          112           169            178            94           160

Slab                                          477           365            211           109           192
                                          -------       -------        -------       -------       -------

Total                                       2,145         2,135          2,003         1,100         1,912
                                          =======       =======        =======       =======       =======


        Coiled and Flat Plate. The Company produces plate products which consist of hot rolled carbon and high-strength low alloy steel plate in coil form, cut-to-length from coil and flat rolled in widths varying from 42 to 122 inches and in thicknesses varying from .1875 to 3.5 of an inch. Coiled plate can be used for such applications as spiral-welded pipe, electric resistance welded pipe and steel tubing. Coiled plate, once cut-to-length, and flat plate can be used for heavy steel structures such as storage tanks, railroad cars, ships, barges, and bridges.

        Sheet. The Company produces hot-rolled sheet steel which is sold in sheet or coil form in thicknesses of .083 to .187 of an inch and widths of 40 to 74 inches. Maximum widths vary according to thickness. Included in the sheet products made by the Company are cut-to-length sheet and hot-rolled bands. Sheet is used in a variety of applications such as storage tanks, light structural components and supports, trailers, and welded tubing.

        Pipe. The Company produces electric resistance welded pipe ranging from approximately 8 to 16 inches in diameter. Electric resistance welded pipe is manufactured by heating and fusing the edges of the steel coil to form the pipe. The Company's electric resistance welded pipe is used primarily in pipelines, including natural gas and oil transmission and distribution systems, and in standard and structural pipe applications.

        Slab and Non-Steel. The Company sells steel slabs as a means of maximizing production through the continuous caster. The Company also sells various by-products resulting from its steelmaking activities.

MARKETING; PRINCIPAL CUSTOMERS

        The Company has historically sold its plate and sheet products primarily to steel service centers and distributors, which in recent years have become one of the largest customer groups in the domestic steel industry. Service centers and distributors accounted for approximately 65% of the Company's finished product sales (excluding slabs) during fiscal year 2000. The Company also sells its products to steel processors and various end-users, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, barges and agricultural and industrial equipment. The Company has developed a broad customer base of approximately 450 customers in 40 states, Canada and Mexico.

        The Company sells its pipe to end-users and distributors primarily in the western and central United States, where prices and demand for pipe fluctuate with oil and gas industry cycles, import levels and other factors.

        The Company also occasionally sells its products in the export market. Export sales, which generally have lower margins than domestic sales, accounted for approximately 2.6%, 0.4%, and 1.2% of its net sales during fiscal years 1998, 1999, and 2000, respectively.

        The Company's principal marketing efforts are in the western and central United States. The Company believes that it holds a significant share of the plate, hot-rolled sheet and pipe markets in the Western states. The Company has focused, and will in the future continue to focus, on selectively expanding its share of the market in other areas of the United States.

        The Company has contracted with several processors to which coiled plate can be shipped for processing into sheared plate. Through these arrangements, the Company has significantly increased its capacity to produce and sell sheared plate made from coils.

        In March 2000, the Company entered into an agreement with Mannesmann Pipe and Steel ("Mannesmann") to terminate its existing sales representation agreement. Prior to termination, Mannesmann sold the Company's products to end customers at the same sales price Mannesmann paid the Company, plus a variable commission. Mannesmann paid the Company in approximately three days. In addition, the agreement required Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it was assigned to or was otherwise identified with a particular order. The Company was responsible for customer credit and product quality for all steel sold through Mannesmann. The arrangement with Mannesmann was terminated beginning July 1, 2000, with a 180 day phase out of its liquidity arrangement with Mannesmann. The Company estimates that termination of the liquidity arrangement reduced the liquidity otherwise available to the Company by approximately $12 million.

        On February 1, 1999, the Company installed an enterprise-wide business system that is designed to enhance customer service by increasing on-time deliveries through a sophisticated system that will track inventory and determine the most cost-efficient mode of transportation to the customer. The Company has also made several organizational changes designed to improve product distribution and on-time delivery.

        The Company generally produces steel products in response to specific orders. As of December 31, 2000, the Company had estimated total orders on hand for approximately 52,000 tons compared to approximately 166,800 tons as of December 31, 1999. See "Competition and Other Market Factors."

EMPLOYEES; LABOR AGREEMENT

        As of November 30, 2000, the Company's workforce included approximately 1,800 full-time permanent employees, of whom approximately 16% were salaried and approximately 84% were hourly. Its operating management personnel generally have considerable experience in the steel industry; almost half have more than 27 years of industry experience, with most of the remaining managers ranging in experience from 12 to 20 years. The Company's senior operating managers have an average of approximately 25 years of industry experience.

        The Company has made significant progress in implementing its strategy to reduce its employment costs through process redesign, workplace restructuring, modernization and severance incentives. Since December 1997, the Company's executive, administrative and operating staff has been reduced from 473 to 292. During the same period, the Company has also reduced its hourly workforce by 30% to 1,510 employees.

        Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under a collective bargaining agreement. In April 1998, the Company reached a three-year agreement with the union. The negotiations were completed without any work interruptions or labor disruption. In fact, the hourly workforce set several production records during the pendency of the negotiations. The Company believes that its union contract is an important competitive advantage. Although the wage rates under the union contract are high by local standards and comparable to regional competitors, the total hourly labor costs are currently below recent industry averages compiled by the American Iron and Steel Institute. Unlike labor agreements negotiated by many other domestic integrated steel producers, the Company's union contract does not contain many traditional work rules, significantly limits the Company's defined benefit pension obligations, and entitles the Company to reduce its profit sharing obligations by an annual amount equal to a portion of its capital expenditures. The Company did not assume any pension obligations or retiree medical obligations owed its employees by USX Corporation and has only limited defined benefit pension obligations under the union contract.

        As part of the Company's labor agreement, the Company and the union reached several new understandings intended to create a cooperative partnership. The objectives of the partnership include, among others: (i) improving productivity, quality, and customer service; (ii) expanding employee involvement in decision making; and (iii) creating a better work environment.

        The Company's union contract expires in accordance with its terms in April 2001. In late 1999, the Company participated in informal discussions with the union regarding a possible extension of the union contract, but was unable to reach agreement on terms and conditions for such an extension. Several issues could not be resolved at that time in a manner acceptable to the parties. The Company intends to commence formal discussions with the union in advance of the current expiration date of the union contract. There can be no assurance, however, that a new labor agreement satisfactory to the Company can be reached. The Company's operations and future profitability will be adversely affected to the extent that it is unable to reach a new labor agreement with the union on terms and conditions satisfactory to the Company.

RAW MATERIALS AND RELATED SERVICES

        The Company is located near major deposits of several of the principal raw materials used to make steel, including iron ore, high volatile coal, limestone and natural gas. The Company believes that, in certain instances, this proximity, together with the Company's importance as a customer to suppliers of these materials, enhances its ability to obtain competitive terms for these raw materials. As the Company evaluates emerging technologies for the production of iron and steel, it focuses on those technologies that will facilitate increased utilization of resources available in the western United States.

        Iron Ore. The Company's steelmaking process can use both raw iron ore and iron ore pellets. In recent years, the Company has used iron ore pellets exclusively in an effort to maximize the operating efficiency of its blast furnaces. The Company has historically purchased iron ore pellets primarily from USX Corporation. The Company's long-term pellet agreement with USX Corporation expired on December 31, 1999. The Company has since entered into a one-year pellet supply contract with USX Corporation that expires on March 31, 2001, but contains provisions for extensions of the term of the contract. Management believes that the Company will be able to complete a longer-term pellet supply contract with either USX Corporation or a substitute vendor prior to expiration of its existing one-year contract with

USX Corporation. However, there can be no assurance that such a contract can be completed or that USX Corporation will continue to supply pellets to the Company. If the Company's pellet supply were disrupted, the Company's operating results would be adversely affected.

        The Company currently has iron ore deposits at mines in southern Utah. When used, the ore has been mined by an independent contractor under claims owned by the Company and transported by rail to the steel mill. The Company expects future costs of recovery of ore to increase gradually as the open reserves are depleted. Because the use of lump ore adversely affects blast furnace productivity and increases energy costs, the Company has for several years elected to use pellets instead of lump ore in the blast furnaces. This practice will likely continue until new ironmaking technologies can be implemented at the Company.

        Coal and Coke. The coke batteries operated by the Company require a blend of various grades of metallurgical coal. The Company currently obtains high volatile coal from a mine in western Colorado operated by Oxbow Carbon and Minerals, Inc. ("Oxbow") under a contract that expires in March 2004. The Company also purchases various grades of coal under short-term contracts from sources in the eastern United States and Canada. Although the Company believes that such coal is available from several alternative eastern suppliers, the Company is subject to price volatility resulting from fluctuations in the spot market. There can be no assurance that the Company's blend of coal will not change or that its overall cost of coal will not increase.

        At times of full production, the Company purchases imported coke because the Company's coke ovens, which were build in 1944 and are declining in productive capacity as a result of age, cannot produce all of the Company's metallurgical coke requirements. The ability of other domestic integrated steel mills to produce coke is also generally decreasing, thereby increasing the demand and the price for purchased coke in the United States at times of strong steel demand. The Company has purchased coke from sources originating in Japan and China. As the Company's consumption of purchased coke increases, the Company's average cost of coke also increases.

        Energy. The Company's steel operations consume large amounts of industrial gases, electricity and natural gas. The Company purchases oxygen, nitrogen, and argon from three facilities located on the Company's premises. Two of the facilities are operated by Air Liquide America Corporation ("Air Liquide") and the third by Praxair, Inc. ("Praxair"). These facilities are capable of providing approximately 275, 800 and 550 tons of oxygen per day under contracts which expire in 2002, 2012, and 2006, respectively.

        The Company generates a portion of its electrical requirements using a 50 megawatt rated generator located at the steel mill and currently purchases its remaining electrical requirements from Scottish Power under a 110 to 150 megawatt interruptible power contract expiring in February 2002. The contract provides for fixed annual price increases through the remainder of its term.

        Natural gas is purchased at the wellhead in the Rocky Mountain region and is transported to the steel mill by pipeline utilizing firm and interruptible transportation contracts. The Rocky Mountain region has substantial natural gas reserves. Given the Company's recent credit and liquidity situation, the Company has not been able to enter into hedging agreements for natural gas, and therefore the Company currently buys natural gas at spot market prices. Natural gas prices are often volatile and are currently at very high levels.

        Other. The Company's mill can be directly served by both the Burlington Northern Santa Fe Railroad and the Union Pacific Railroad Company ("UP"). Subsequent to the merger of the UP and Southern Pacific Transportation Company, the Company negotiated a long-term transportation contract with the UP covering a large portion of the Company's rail transportation needs and intended to provide a competitive rate structure.

        The Company uses scrap metal obtained from its own operations and external sources in its steelmaking process. As the Company increases its production volume and improves yields, management anticipates that increased amounts of scrap will be purchased.

        The cost of the Company's raw materials, particularly energy, has been susceptible in the past to fluctuations in price and availability and is expected to increase over time. Worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher raw material costs. The

Company's future profitability will be adversely affected to the extent it is unable to pass on higher raw material costs to its customers or is limited in its access to such materials.

COMPETITION AND OTHER MARKET FACTORS

        The Company faces intense competition from both domestic and foreign producers on the basis of price, proximity to market, quality, and service. Furthermore, both the steel industry generally and the Company specifically face increasing competition from producers of alternative materials such as aluminum, composites, plastics, and concrete.

        The steel industry is cyclical in nature and highly competitive, with overall domestic throughput capacity and competition increasing due primarily to the construction of mini-mills and improvements in production efficiencies at existing mills. Mini-mills primarily use ferrous scrap metal as a metallic input and tend to serve regional markets. A number of mini-mills produce plate, coil and pipe products that compete directly with the Company's products. A few domestic mini-mills have been completed that produce wide plate in coil form, thereby competing with those products produced by the Company. In addition, other mini-mills may be constructed. The Company's operations, like those of other steel producers, are highly sensitive to price and production volume changes. Consequently, downward movements in price and upward movements in production volume by competitors have had, and will continue to have, an adverse effect on the Company's results of operations.

        The Company's competition in flat-rolled products can generally be divided into five categories: (i) a converter of slabs located in the western market; (ii) a mini-mill located in the western market; (iii) domestic integrated mills located outside the western market; (iv) mini-mills located outside the western market; and (v) imports. Many of the Company's competitors are larger than the Company and/or have greater capital resources.

        The converter (purchaser of slabs that converts slabs to finished products) in the western market is California Steel Industries, located in Fontana, California. California Steel Industries produces galvanized, cold rolled, and hot rolled bands, as well as tubular products and a limited range of strip mill plate. California Steel Industries mill can produce approximately 1.7 million tons of finished products annually. California Steel Industries competes directly with the Company in hot rolled bands, tubular products and strip mill plate.

        Oregon Steel, located in Portland, Oregon, is a mini-mill located in the western market. Oregon Steel produces flat plate, specialty plate, hot rolled bands and tubular products. Oregon Steel competes directly with the Company in plate products and to a lesser extent in hot rolled bands. Oregon Steel's mill recently underwent a major modernization to increase rolling range and capacity. The mill is capable of rolling approximately 1.2 million finished tons annually.

        Integrated steel mills located outside the western market are primarily midwestern mills owned by large domestic steel companies (e.g., USX Corporation and Bethlehem Steel Corporation) which are high volume producers of hot rolled bands, plate, and sheet products such as galvanized and cold rolled steel. These mills compete with the Company in the west to the extent that they can offer steel products at competitive prices and are direct competitors in the midwestern and eastern regions.

        Several mini-mills located outside the western market, including Nucor-Hickman, Gallatin and IPSCO, Inc., compete directly with the Company for sales of hot-rolled bands (e.g., Nucor and Gallatin) or coiled and cut-to-length carbon plate (e.g., IPSCO). IPSCO, located in Montpelier, Iowa, competes directly with the Company in plate products primarily in the midwestern and southwestern markets. The IPSCO mill is capable of producing over one million tons annually of plate products in cut-to-length or coil form.

        In June of 1998, Nucor announced plans to build a plate mill in Hertford County, North Carolina. This mill will have an annual capacity of approximately
1.0 million tons. The Hertford mill will produce plate from .375 to 2.0 inches in thickness and up to 120 inches in width. The mill is in the initial start-up phase.

        IPSCO has built a mini-mill in Mobile County, Alabama, which produces coiled plate from .090 to .750 inches in thickness and up to 96 inches in width, along with discrete plate from .187 to 2.0 inches in thickness and up to 120 inches in width. Planned capacity is 1.3 million tons annually. IPSCO has stated in the trade press that its new mill will be operational in early 2001.

        The Company also competes against several domestic producers of tubular products located throughout the U.S., including in the west.

        Foreign competition is a significant factor in the steel industry and has adversely affected product prices in the U.S. and tonnage sold by domestic producers. The intensity of foreign competition is significantly affected by fluctuations in the value of the U.S. dollar against other currencies, the level of demand for steel in the U.S. economy relative to steel demand in foreign economies, the effect of trade cases, and world economic conditions generally. The U.S. is one of the most open steel markets in the world, and even the existing minimal customs duties on steel products will be eliminated by January 1, 2004. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets while dumping excess production at lower prices into the U.S. market. In addition, certain foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. The Company competes in all its product lines against foreign producers located throughout the world.

        Historically, foreign steel producers have often engaged in extremely aggressive, and often illegal, pricing policies. Foreign dumping and subsidies have been chronic problems in the U.S. steel industry, resulting in numerous rounds of trade cases.

        In 1993, antidumping orders were imposed against carbon steel plate from Taiwan and cut-to-length carbon steel plate from Belgium, Brazil, Canada, Finland, Germany, Mexico, Poland, Romania, Spain, Sweden, and the United Kingdom. These cases recently underwent full sunset reviews at the U.S. International Trade Commission (ITC), and in November 2000, the ITC continued all cases except Canada for an additional five years.

        In 1996, actions by steel producers in Russia, Ukraine, South Africa and China prompted the Company and another domestic producer to file anti-dumping actions with the U.S. Department of Commerce (DOC) and the ITC against those nations. Those actions charged that steel plate was being dumped into the U.S. market. In December 1997, those cases successfully resulted in suspension agreements on steel plate imported into the U.S. from certain of those countries, which reduced imports from those countries by approximately 70% and imposed minimum price floors. These agreements will remain in effect until 2002 when they will be subject to sunset review.

        On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot-rolled coiled steel imports from Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil. All cases described in this paragraph are referred to as the "Coiled Product Cases."

        In April 1999, the DOC issued a final determination that imports of hot-rolled coiled sheet from Japan were dumped at margins ranging from 17% to 65%. In June 1999, the ITC reached an unanimous 6-0 final determination that imports of hot-rolled sheet from Japan caused injury to the U.S. industry. As a result, an antidumping order was issued against imports from Japan that will last for a minimum duration of five years. During that time, the amount of antidumping duties due from U.S. importers of such products can vary based upon the results of annual administrative reviews. The Company believes that the imposition of these antidumping duties will substantially eliminate hot-rolled sheet imports from Japan, which totaled 2.7 million tons in 1998.

        In July 1999, the DOC simultaneously issued both suspension agreements and final antidumping duty determinations as to imports of hot-rolled sheet from Brazil and Russia, and a suspension agreement and final countervailing duty determination as to imports of hot-rolled sheet from Brazil. Suspension agreements generally impose price and/or quantity restrictions on imports from the subject country for the purpose of removing the injurious impact of dumping and/or subsidies. These agreements are entered in lieu of potentially imposing antidumping or countervailing duties. If a suspension agreement is violated, final antidumping or countervailing duties supported by a final affirmative injury determination are immediately imposed.

        The Brazilian countervailing duty suspension agreement provides for a quantitative limitation of no more than 290,000 metric tons annually of hot-rolled sheet from Brazil, and the Brazilian antidumping suspension agreement provides that Brazilian hot-rolled sheet can be sold at prices no lower during the five-year period than a reference price of $327 a metric ton, ex-dock duty paid, in the U.S. market. Because the reference price was above then current domestic prices, the agreement provided that this price would increase as domestic prices increased above $344 per metric ton. Given that the agreement protected the U.S. industry from the devaluation of the Brazilian currency during the five years of the agreement, the Company and certain other petitioners supported the suspension agreement. Also, the DOC announced countervailing duties of approximately 7% and antidumping duties of approximately 40% as to imports from Brazil. The ITC made a final affirmative injury determination in August 1999. Therefore, if Brazilian producers violate the suspension agreements, these duty amounts would be immediately imposed.

        The suspension agreement on hot-rolled sheet from Russia provided for no shipments for the remainder of 1999, 325,000 metric tons for 2000, 500,000 metric tons for 2001, 675,000 metric tons for 2002, and 725,000 metric tons for 2003. It also set a minimum export price of $255 per metric ton F.O.B. Russia, which is subject to quarterly changes based on a formula relating to other import prices. All petitioners objected to the Russian suspension agreement because it permitted the continued importation of dumped steel from Russia. However, the quantitative restrictions represent a significant decrease from the
3.8 million tons of hot-rolled sheet imports from Russia in 1998. In addition to the hot-rolled sheet suspension agreement, the DOC also entered into a general steel trade agreement with Russia, which provides for reductions in imports of other flat-rolled steel products. Simultaneously with the announcement of these agreements, the DOC announced final antidumping duties ranging from 57% to 157%, and the ITC made a final affirmative injury determination in August 1999. Therefore, if the hot-rolled sheet suspension agreement with Russia is violated during the next five years, these duty amounts would be immediately imposed.

        The Coiled Product Cases have benefited the Company and the domestic steel industry. This benefit was, however, significantly thwarted by other countries that have recently substantially increased exports to the U.S. market. These increased imports into the U.S. adversely affected hot-rolled sheet prices and order volumes and have resulted in the recent filing of additional hot-rolled sheet cases as discussed below.

        On February 22, 1999, five domestic steel producers filed anti-dumping actions against cut-to-length plate imports from the Czech Republic, France, India, Indonesia, Italy, Macedonia, Japan and South Korea. Also, countervailing duty cases were filed against France, India, Indonesia, Italy, Macedonia and South Korea. All cases described in this paragraph are referred to as the "Cut-to-length Plate Cases." In April 1999, the ITC made a unanimous affirmative preliminary injury determination with respect to all the respondent countries except the Czech Republic and Macedonia, which were dismissed from the cases. The DOC issued final margin determinations on December 13, 1999, ranging from 0% to 72%. On January 19, 2000, the ITC issued a final affirmative injury determination. Consequently, antidumping duties have been imposed. The imposition of antidumping and countervailing duties has significantly reduced imports from these six countries.

        On June 30, 1999, the Company and seven other petitioners filed for
Section 201 relief from welded line pipe imports, referred to as the Section 201 Case. Unlike conventional antidumping and countervailing duty cases, the relief granted in a Section 201 case can apply to imports from all sources, rather than only against countries named as respondents. In order for relief to be granted, the ITC must make an affirmative injury determination, after which a remedy is recommended by the ITC to the President. The President has the discretion to accept the ITC's recommendation or take other action, if any. The ITC made an affirmative injury determination by a margin of 5-1, and a remedy hearing was held on November 10, 1999. The ITC subsequently recommended to the President that imports be reduced by approximately 45% from 1998 levels. President Clinton, effective March 1, 2000, instead adopted a remedy that provides that imports to the U.S. of the subject product from any country (except Mexico and Canada) in excess of 9,000 tons in any year will be subject to duties of 19%, 15%, and 11%, for the years 2000, 2001 and 2002, respectively. Since the imposition of relief, imports in 2000 have been approximately 50% of 1998 levels. The 201 relief has benefited the Company allowing it to increase production and margins on line pipe sales.

        On November 13, 2000, several U.S. steel producers filed antidumping cases against imports of hot-rolled sheet (which includes coiled plate) from eleven countries: Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine. Countervailing duty (subsidy) cases were also filed against imports from Argentina, India, Indonesia, South Africa and Thailand. The International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury on December 28, 2000. Petitioners intend to file critical circumstance allegations if imports from the respondent countries surge, which could result in the imposition of duties as early as the beginning of January 2001. The Company expects that these cases will ultimately have a significant beneficial effect on the market, although there can be no assurance as to the outcome or effect.

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

        The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted a total of approximately $8.4 million for environmental capital improvements in fiscal years 2001 and 2002. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and the amount of associated costs is reasonably determinable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the engineering or feasibility study or the commitment to a formal plan of action. These accruals may be adjusted as further information becomes available or circumstances change. If recoveries of remediation costs from third parties are probable, a receivable is recorded. As of September 30, 2000, the Company determined that there were no environmental compliance or remediation obligations requiring accruals in the financial statements.

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

        The Company's used oil reclamation system has recently come under scrutiny by the Utah Division of Solid and Hazardous Waste ("UDSHW") and the U.S. Environmental Protection Agency ("EPA") for certain alleged violations of Utah's used oil regulations. These assertions are contained in a UDSHW letter addressed to the Company and supported by an attached EPA opinion letter addressed to UDSHW. In a separate assertion, the EPA has also indicated that the Company may be in violation of the Oil Pollution Act of 1990. The Company believes that its longstanding used oil reclamation process qualifies for pertinent regulatory exemptions and intends to vigorously contest any asserted liability by either agency. Neither agency has yet issued a Notice of Violation, but the state of Utah has indicated its intention to do so. Potential penalties could be significant; nevertheless, UDSHW staff have indicated that the agency is not particularly interested in collecting a large fine but would prefer to work with the Company to upgrade the used oil system. The Company has expressed a willingness to work with UDSHW towards such a goal. Negotiations are ongoing. The State can impose civil penalties of up to $10,000 per day, and the Federal Government can impose penalties up to $25,000 per day if it is not satisfied with the State's handling of the matter.

OTHER MATTERS

        In September 2000, Utah OSHA began an audit at the Company's plant, which has been completed. The Company has not received the report, but understands that the inspector will recommend some violations. Utah OSHA is also investigating the death of an employee that occurred in the Blast Furnace area when steel pellets were released into a rail car in which he was working. A final report or citation has not been issued and is not expected until early 2001. Because of the preliminary nature of these proceedings, the likely outcome of these matters cannot be assessed with any certainty.

EVENTS LEADING UP TO THE BANKRUPTCY FILING

        As a result of debt incurred primarily to finance Old Geneva's modernization program, Old Geneva's balance sheet was highly leveraged in the spring of 1998, when the surge in imported steel products, discussed below, began. Old Geneva had issued $325.0 million in senior notes primarily to finance its modernization and at September 30, 1998, had $60.8 million in outstanding borrowings under its existing line of credit, resulting in annual interest expense of approximately $42.5 million. In addition, at September 30, 1998, Old Geneva had $56.9 million in redeemable preferred stock outstanding, with an additional $25.3 million in accrued and unpaid dividends. Old Geneva's highly leveraged balance sheet limited its financial flexibility and made it vulnerable to market disruptions.

        COLLAPSE OF THE U.S. STEEL MARKET

        In March 1998, Old Geneva completed the modernization program it had begun in 1989. During the second fiscal quarter, which started before the modernization program was even complete, Old Geneva set production records in virtually all areas. The second and third fiscal quarters of 1998 were both profitable.

        In addition to achieving relatively positive sales and production performance, Old Geneva, in April 1998, entered into an advantageous three-year contract with the union representing its employees. Old Geneva had also embarked upon a streamlining process, whereby the number of administrative, executive, and managerial personnel were reduced without a corresponding decrease in efficiency.

        Historically, flat and coiled plate imports had represented approximately 16% to 25% of total U.S. consumption. Beginning in 1998, however, the U.S. steel industry experienced an unprecedented surge in imports. During the surge, up to 40% of domestic plate consumption was supplied by imports. Imports similarly increased in each of Old Geneva's other product lines, and significant unsold inventories were created. The surge in imports from various Asian, South American, and Eastern European countries was, at least partially, the result of depressed economies and reduced steel consumption in those regions, causing foreign steel producers to increase dramatically exports to the U.S. Many of these foreign producers sold products into the U.S. market at illegally dumped prices.

        While a previous import surge in 1996 primarily involved only flat plate, the 1998 surge included all of Old Geneva's products. As a result, during fiscal 1998 and early fiscal 1999, Old Geneva's product prices and order entry rates fell dramatically. From January 1, 1998 to February 1, 1999, overall price realization for plate, pipe, and coil declined by $94, $95, and $92 per ton, respectively. Even without the simultaneous reduction in volume, the peak decline in pricing alone would have resulted in an annualized margin loss of over $200 million. Old Geneva was forced to reduce production by approximately 50%, resulting in margin losses, higher costs per ton, and production inefficiencies. During the year ended September 30, 1999, Old Geneva's total shipments were approximately 1.1 million tons, as compared to 2.0 million tons for the previous year. The combined impact of the pricing and volume declines resulted in a significant reduction in operating results and cash flows.

        The impact of the surge of cheap imports was felt not only by Old Geneva, but by all U.S. steel producers, resulting in substantial financial losses. A few other U.S. steel producers also filed for Chapter 11 bankruptcy protection.

        OPERATING LOSSES AND LOSS OF LIQUIDITY

        As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, Old Geneva's overall price realization and shipments declined precipitously. Old Geneva responded by significantly decreasing production and reducing costs. Nevertheless, due to high fixed costs, Old Geneva was not able to decrease costs sufficiently to reflect the total amount of decreased production. As a consequence, Old Geneva experienced significant negative cash flows.

        To preserve liquidity, Old Geneva elected not to make a $9.0 million interest payment due in January 1999 under the terms of Old Geneva's 9.5% senior notes. Even so, by February 1, 1999, Old Geneva had minimal cash and borrowing ability under its existing revolving credit facility. Consequently, Old Geneva could not be assured that it would have sufficient working capital to continue operations. Without filing bankruptcy, Old Geneva was prohibited by the terms of its senior indebtedness from pledging any of its fixed assets to obtain additional financing. To continue to finance its operations, Old Geneva was thus forced to seek protection under Chapter 11. Subsequent to filing its petition on February 1, 1999, Old Geneva was able to obtain from Congress Financial Corporation a debtor-in-possession revolving credit facility secured by, among other things, accounts receivable inventory and substantially all the fixed assets of Old Geneva. Because the Congress financial revolving credit facility included Old Geneva's fixed assets in the borrowing base, it provided sufficient additional liquidity to allow Old Geneva to continue operations. The Congress financial revolving credit facility was paid off in full on the effective date of the bankruptcy plan with proceeds from the Term Loan.

        POSTPONEMENT OF CAPITAL EXPENDITURES

        Old Geneva has previously made significant capital expenditures to maintain and modernize facilities, increase manufacturing capacity, improve operating efficiencies, quality, and maintain environmental compliance Nevertheless, Old Geneva's cash constraints dictated that significant capital projects be postponed. For example, Old Geneva's capital expenditures for the fiscal years 1999 and 2000 were $8.0 million and $13.0 million, respectively, compared to $47.7 million and $10.9 million in fiscal years 1997 and 1998, respectively. Deferral of these projects has had, and will continue to have, a negative effect on the Company's operations and its ability to remain competitive. The Company will be required to expend significant additional amounts for capital maintenance and capital projects in future years, including for recently deferred projects.

MAJOR EVENTS APPROVED BY THE BANKRUPTCY COURT

        Subsequent to the filing of the bankruptcy case on February 1, 1999, Old Geneva was required to seek approval of the bankruptcy court for decisions regarding the continued operations of Old Geneva. The following summarizes the major matters approved during the bankruptcy case.

        RETENTION PROGRAM

        To encourage certain key employees to remain with the Company during the reorganization process and after emergence from bankruptcy, Old Geneva proposed, and the bankruptcy court approved, a retention program. Under the retention program, six executives and thirty managers became entitled to emergence bonuses. On the date the bankruptcy plan was consummated, each participating manager is entitled to receive a cash emergence bonus of 25% of the manager's annual salary. Each executive is entitled to receive an emergence bonus of 50% of such executive's annual salary, half of which will be paid in cash subsequent to consummation of the bankruptcy plan and half will be paid in new common stock of the Company, approximately 30 business days after the consummation of the bankruptcy plan. Mr. Cannon's 50% bonus will be paid entirely in new common stock. The number of shares to be issued will be determined based on the trading price of the common stock of the Company subsequent to the consummation of the reorganization plan. In addition to an emergence bonus, each of the six executives were entitled to a severance payment equal to 50% of his annual salary if terminated other than for cause prior to substantial consummation of the bankruptcy plan and is entitled to 75% of his annual salary if terminated other than for cause within 90 days after substantial consummation of the bankruptcy plan (subject to a deduction equal to any amount paid as an emergence bonus).

        SALE OF THE LARGE DIAMETER PIPE FACILITY

        At the outset of the bankruptcy case, Old Geneva owned a large diameter pipe mill and related equipment located on its facilities in Vineyard, Utah. The pipe mill equipment had not been operated for many years. Old Geneva had considered upgrading and restarting the pipe mill equipment. In light of its liquidity needs, Old Geneva sold the pipe mill equipment in fiscal 1999 to Mitsubishi International Corporation for a purchase price of approximately $4.6 million.

        SALE OF KEIGLEY QUARRY

        At the outset of the bankruptcy case, Old Geneva owned a limestone quarry known as the Keigley quarry from which Old Geneva obtained limestone for iron making. Due to liquidity needs, Old Geneva elected to sell the quarry for $10.0 million. Concurrent with the sale of the quarry, Old Geneva entered into a long-term purchase agreement with the buyer to purchase the necessary quantities of limestone for Old Geneva's operations.

        REJECTION OF CUPOLA LEASE

        Pursuant to a Facility and Site Lease dated May 18, 1995, with GATX, referred to as the Cupola Lease, Old Geneva leased a plasma-fired cupola facility. The cupola was intended to supplement Old Geneva's blast furnaces by producing liquid iron through melting scrap metal or other metallic inputs. Old Geneva was unable to develop a cost-effective means of incorporating the cupola into its operations. In an effort to reduce its expenses, Old Geneva elected to reject the Cupola Lease. Prior to the rejection of the Cupola Lease, GATX filed a proof of claim in the amount of nearly $44 million, which represented the gross or undiscounted unpaid rental obligations and other expenses through the remaining seven years of the Cupola Lease. GATX subsequently filed an amended claim and motion seeking to compel payment and for an administrative claim in the amount of approximately $7.2 million and an unsecured claim in the amount of approximately $30 million. On August 22, and 23, 2000, the bankruptcy court determined that, even if GATX had an administrative claim, it had been paid in full and that GATX's allowed unsecured claim is approximately $24.2 million. GATX has filed a timely appeal of the decision.

        PRE-BANKRUPTCY CONTRACTS AND LEASES

        The bankruptcy court approved the assumption or rejection of a number of contracts and leases. Leases which Old Geneva elected to continue pursuant to the bankruptcy plan include: (i) a lease with Hewlett Packard for various computer equipment; (ii) a lease with Mellon U.S. Leasing for various mobile equipment; (iii) a lease with Finova Capital Corp. for the 126" cut to length line; (iv) a retention pond leased from the State of Utah; and (v) various leases for miscellaneous equipment.

        POST PETITION CONTRACTS AND LEASES

        The bankruptcy court approved Old Geneva's post-petition contracts with the following parties: (i) Congress Financial (debtor-in-possession financing);
(ii) AFCO (secured post-petition insurance premium financing, 1999 and 2000);
(iii) Scottish Power (secured purchase money post-petition financing of Old Geneva's purchase of substation equipment); (iv) Duke Energy Trading and Marketing (new master natural gas sales and purchase agreement and release of claims under former agreement); (v) Mitsubishi International Corporation (sale of large diameter pipe mill, amendments to purchase agreement, and compromise of dispute); (vi) Oldcastle, Inc. (sale of Keigley quarry property); (vii) Vineyard Management Company, Utah Clean Coal Management Company, Air Products and Chemicals, Inc., Centerior Power Enterprises, Inc., and First Energy Corp. (consent and transfer agreement related to CPICOR Management); and (viii) Citicorp USA, Inc., and/or its subsidiaries or affiliates (payment of expenses and fees in connection with proposed exit financing). The bankruptcy plan did not modify these contracts.

CERTAIN FACTORS THAT COULD AFFECT THE FUTURE BUSINESS AND OPERATIONS OF THE COMPANY

        An investment in the Company involves a high degree of risk. Prospective investors should carefully consider the following risk factors, as well as the other information contained in this report, before investing. The list of factors set forth below is not exhaustive. Future events and the Company's actual results could differ materially from the events and results contemplated by the Company.

        NO PRIOR MARKET FOR COMMON STOCK OR CLASS A CONVERTIBLE PREFERRED STOCK

        As part of the plan of reorganization of Old Geneva, a newly-created holding company, Geneva Steel Holdings Corp., issued common stock and, upon exercise of the rights, will issue Class A Convertible Preferred Stock. Prior to the consummation of the plan and the rights offering, there was no public market for either the new common stock or the new Class A Convertible Preferred Stock. The common stock commenced trading on the Nasdaq National Market System only after the effective date of the plan of reorganization. There can be no assurance that an active market will develop or be sustained in the common stock or that the trading prices to date are indicative of future trading prices.

        There currently is no public market for the Class A Convertible Preferred Stock, and the Company does not expect to be able to list the Class A Convertible Preferred Stock on the Nasdaq National Market System or any securities exchange. It is anticipated the Class A Convertible Preferred Stock will trade on the over-the-counter market, although there can be no assurance that any market for the Class A Convertible Preferred Stock will develop. To the extent a market for the Class A Convertible Preferred Stock develops, liquidity and price will be subject to many factors, including the number of holders, investor expectations of the Company, and other factors, some of which will be beyond the Company's control.

        VALUATION OF COMMON STOCK AND CLASS A CONVERTIBLE PREFERRED STOCK

        The estimated value of the common stock and the Class A Convertible Preferred Stock for purposes of the bankruptcy plan represented a hypothetical value reflecting the estimated intrinsic value of the equity of the Company derived through the application of various valuation techniques. Such analysis likely does not represent valuation levels that may be achieved in, or assigned by, the public markets for the common stock or Class A Convertible Preferred Stock. There can be no assurance that either the common stock or Class A Convertible Preferred Stock will not trade below the offering price for the Class A Convertible Preferred Stock.

        DIVIDEND PAYMENTS MADE FROM EXPECTED CASH PROCEEDS

        The Company will lend substantially all of the net cash proceeds, if any, from its rights offering of Class A Convertible Preferred Stock to Geneva Steel LLC, to be used for general corporate purposes. Geneva Steel LLC will pay the Company interest on such loan. This interest will be the primary, if not exclusive, source of the cash for dividends to be paid by the Company on the Class A Convertible Preferred Stock. In the event Geneva Steel LLC fails or is not permitted under the terms of its Term Loan or revolving loan, or other applicable legal obligations, to make interest payments on the loan, the Company will be unable pay cash dividends on the Class A Convertible Preferred Stock.

        HIGHLY CYCLICAL INDUSTRY

        The domestic steel industry and the Company's business are highly cyclical in nature and are sensitive to general market conditions. Integrated steel producers like the Company have high fixed costs and need to maintain high production levels to achieve competitive unit costs. High fixed costs motivate steel producers to maintain high output levels even in the face of falling prices, thereby increasing downward pressures on selling prices. This can result in circumstances in which the costs of goods sold can exceed the revenues of the Company. The business and profitability of the Company may be adversely affected by these factors and others in the face of general economic or industry downturns.

        HIGHLY COMPETITIVE INDUSTRY

        The domestic and foreign steel industries are characterized by intense global competition with respect to price, quality, and service. Many of the Company's competitors in flat-rolled products are larger than the Company and/or have greater capital resources. The Company also competes against several domestic producers of tubular products located throughout the U.S. Foreign competition is a significant factor in the domestic steel market and has adversely affected the volume and price of the Company's products. The Company competes in all of its product lines against foreign producers throughout the world. Foreign competition can be a significant factor, depending upon, among other things, the level of domestic prices, exchange rates and foreign subsidies. One of the principal factors leading to the Company filing for bankruptcy protection was the collapse of the domestic steel market in 1998 and 1999, due to an unprecedented surge of imports. See "Events Leading up to the Bankruptcy Filing" for a more detailed discussion of domestic and foreign competitive conditions affecting the Company.

        OVERCAPACITY

        Overall consumption of steel products in the U.S. steel market has not kept pace with the growth of the economy as a whole over the past decade. There still exists significant excess production capacity in the domestic steel market taking into account current import levels and capacity additions. Overcapacity intensifies competitive pricing and results in additional pressures on capacity utilization and profit margins.

        CAPITAL REQUIREMENTS

        The Company's business is expected to have substantial capital needs, including future improvements and modernization projects that will require significant capital expenditures. Several capital projects were deferred prior to and during the pendency of the bankruptcy proceeding because of the Company's lack of liquidity. The Company's capital expenditures for the fiscal years 1999 and 2000 were $8.0 million and $13 million, respectively. In fiscal year 2001, the Company expects to spend over $60.9 million (excluding the approximately $24.5 needed to complete the walking beam furnace) to modernize or maintain facilities, increase manufacturing capacity, improve operating efficiencies, and maintain environmental compliance. The Company believes that such improvements and modernization projects are necessary to achieve the level of productivity and quality of its competitors and to maintain its facilities. Deferral of these projects has had, and will continue to have, a negative effect on the Company's operations and its ability to remain competitive. There can be no assurance that the Company in fact will have available cash for capital expenditures or that the projected benefits of investment in capital actually will be achieved.

        PROCEEDS FROM RIGHTS OFFERING

        At the time the bankruptcy plan was filed, two of Old Geneva's pre-petition unsecured creditors had agreed to purchase any Class A Convertible Preferred Stock not subscribed for in the initial offering. One of the creditors was released from this obligation in consideration for the creditor's participation in the term loan and one is in litigation with the Company over the enforceability of its obligation to back-stop the rights offering. Accordingly, proceeds from the rights offering will very likely be less, and may be significantly less, than $25 million. Substantially all of the proceeds from this offering, if any, will be loaned to Geneva Steel LLC and used for general corporate purposes, which may include additional capital expenditures such as construction of the walking beam furnace.

        AVAILABILITY AND COST OF RAW MATERIALS

        The Company's operations require substantial amounts of raw materials, including iron ore, iron ore pellets, coal, coke, limestone, oxygen, and particularly natural gas and electricity. The cost of these materials has been susceptible in the past to fluctuations in price and availability and the price is expected to increase over time. Worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher raw material costs. The Company's future results will be adversely affected to the extent it is unable to pass on higher raw material costs to its customers or is limited in its access to such materials.

        POTENTIAL COSTS OF ENVIRONMENTAL COMPLIANCE

        Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to federal, state, and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharge, and solid and hazardous waste disposal. There can be no assurance that material environmental liabilities will not be incurred by the Company in the future or that future compliance with the environmental laws currently in effect or enacted in the future will not require changes to the Company's current operations. Any environmental liability or obligation, or future change in environmental laws and regulations, could have a material adverse effect on the Company's operational results and financial condition. Environmental laws have been enacted, and in the future may be enacted, that create liability for past actions that were lawful at the time taken, but that have been found to affect the environment adversely. Future expenditures needed to comply with future laws and regulations are impossible to predict, but will be substantial.

        DISRUPTION OF OPERATIONS

        The Company's operations can be disrupted in many ways, including equipment failures, transportation failures, power failures, supply interruptions, and formal or informal labor unrest. Any material disruption in the Company's operations would have a material adverse effect on the operating results of the Company.

        VARIABILITY OF FINANCIAL RESULTS; PRODUCTION SHUTDOWNS

        The Company's results of operations are substantially affected by variations in shipment volume and in the realized sales prices of its products, which in turn depend both on prevailing prices for steel and demand for particular products. Operating results have been, and in the future will be, affected by numerous factors, including the prices and availability of raw materials, the demand for and prices of the Company's products, the level of competition, the level of unutilized production capacity in the steel industry, the mix of products sold by the Company, the timing and pricing of large orders, and other factors. There can be no assurance that these events and circumstances or other events or circumstances, such as seasonal factors like weather, disruptions in the transportation or energy industries or in the Company's industry, or an economic downturn adversely affecting the steel industry, generally, or the Company, in particular, will not occur, any of which could have a material adverse effect on the Company.

        RESTRICTIVE COVENANTS

        The loan from Citicorp USA, Inc. to Geneva Steel LLC, the wholly-owned subsidiary of the Company, restricts Geneva Steel LLC's ability to incur additional indebtedness, create liens on its properties, make capital expenditures, loans, or advances, make distributions or pay dividends to the Company, or make an investment in other entities. The loan agreement contains additional restrictive covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to disposing of property and assets, paying dividends, entering into sale-leaseback transactions, providing guarantees, entering into transactions with affiliates, mergers and consolidations, and the modification of certain agreements. In addition, the loan agreement requires the Company to meet certain financial tests. These restrictions may make it more difficult for the Company to operate in a manner that it deems necessary or appropriate to take advantage of opportunities, to adjust to operational difficulties or to respond to other developments.

        RECENT OPERATING LOSSES

        The Company experienced significant losses before interest, taxes, depreciation, and amortization in the recent past. There can be no assurance that market conditions will not be such that the Company will not continue to experience such losses.

        DEPENDENCE ON KEY PERSONNEL

        The Company depends on the continued services of certain senior executives. The loss of the services of such key senior executives could have a material adverse affect on the Company's business, financial condition, and operational results.

        UNION CONTRACT

        The Company's current union contract will expire pursuant to its terms in April 2001. The failure to reach agreement with the union on terms and conditions satisfactory to the Company prior to the expiration of the current union contract could have a material adverse effect on the Company's production, financial condition, and operational results.

        OTHER RISK FACTORS

        The foregoing does not attempt to enumerate all of the potential risks that could affect the value of the common stock and Class A Convertible Preferred Stock. Other risks not currently contemplated by the Company or not currently deemed significant by the Company could arise or develop and could have a material adverse effect on the Company, its business, and/or its outstanding securities.

ITEM 2. PROPERTIES.

        The properties of the Company consist primarily of an approximately 1,400-acre site near Provo, Utah on which the steel mill and related facilities are located and the Company's iron ore mines in southern Utah. The Company also leases a retention pond, contiguous to its steel mill, from the State of Utah, under a lease which will expire in 2016. The retention pond is a significant part of the Company's water pollution control facilities. Although the Company's facilities are generally suitable to its needs, the Company believes that such facilities will continue to require future improvements and additional modernization projects in order to remain competitive. See Item 1. "Business--Capital Projects" and "Competition and Other Market Factors."

ITEM 3. LEGAL PROCEEDINGS.

        Old Geneva filed a voluntary petition for bankruptcy on February 1, 1999, in the United States Bankruptcy Court for the District of Utah, Central Division, Bankruptcy Case No. 99-21130 GEC. The plan of reorganization was approved by the Bankruptcy Court on December 8, 2000, and implemented January 3, 2001. For additional information concerning the Company's Chapter 11 bankruptcy filing, see Item 1. "Business--Events Leading up to the Bankruptcy Filing" and "Major Events Approved by the Bankruptcy Court."

        In addition to the matters described under Item 1. "Business--Environmental Matters," the Company is a party to routine legal proceedings incidental to its business. In the opinion of management, after consultation with its legal counsel, none of the proceedings to which the Company is currently a party, other than those related to the bankruptcy proceeding, are expected to have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of common or preferred security holders during the fourth quarter of the fiscal year ended September 30, 2000. On August 24, 2000, the disclosure statement and plan of reorganization were approved by the Bankruptcy Court. Subsequent to the approval, ballots were mailed to each holder of the Senior Notes for approval of the plan of reorganization. Ballots were not sent to holders of the common or preferred security holders, as they were not entitled to vote on the plan.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        On completion of the reorganization plan, the common stock of the Company was approved for listing on the Nasdaq SmallCapSM System. Trading opened on January 5, 2001, but certificates for the common stock have not yet been delivered to the stockholders and trading has been extremely sporadic to date. The last price for the stock on January 9, 2001, was $4.00, as reported by Nasdaq. As a result of the lack of volume to date in the market, the reported prices should not be taken as indicative of the value of the Company or the price at which shares of stock could be bought or sold.

        As of January 3, 2001, the Company had 6,760,659 shares of common stock outstanding, held by approximately 660 stockholders of record.

        The Company has not paid dividends in the past. Under the terms of its credit facilities, the operating subsidiary of the Company, Geneva Steel, LLC, is generally prohibited from making loans, advancing funds, or paying dividends to the Company, except under certain limited circumstances. Consequently, it is not anticipated that the Company will have funds available to pay any cash dividends on the common stock in the foreseeable future. The Company is currently conducting a rights offering with respect to up to $25 million of its Class A Convertible Preferred Stock. Shares of preferred stock issued pursuant to this offering will receive an annual cash dividend of 8% and an annual dividend of 4% payable in common stock. If the Company does not have the funds necessary to pay the cash portion of the dividend, that portion is also payable in common stock. In addition, the Company's debt covenants may restrict its ability to pay dividends. Such dividends are required to be paid prior to paying any dividends with respect to the common stock.

        Prior to the bankruptcy filing, the Class A Common Stock of Old Geneva was traded on the NYSE. Subsequent to February 1, 1999, and prior to the confirmation of the reorganization plan, the stock was traded on the over-the-counter Bulletin Board maintained by the National Association of Securities Dealers. All rights in the Class A Common Stock of Old Geneva were terminated under the reorganization plan. Set forth below is information with respect to the historical trading prices of Old Geneva Class A Common Stock as reported on the NYSE for the first two quarters of fiscal 1999. Prices for the last two quarters of fiscal 1999 and fiscal year 2000 reflect Bulletin Board quotations. Such quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not be indicative of actual transactions. Since the Company has a capitalization structure different from that of Old Geneva and the security that was previously traded no longer exists, historical trading information for the Class A Common Stock of Old Geneva is unrelated to the common stock of the Company that has recently been issued as part of the reorganization plan.

        Fiscal Year Ended September 30, 1999                   HIGH                   LOW
           First Quarter ended December 31                 $ 1 5/16               $ 15/32
           Second Quarter ended March 31                        5/8                  7/16
           Third Quarter ended June 30                          5/8                  3/16
           Fourth Quarter ended September 30                  13/32                  7/32

        Fiscal Year Ended September 30, 2000                   HIGH                   LOW

           First Quarter ended December 31                 $  13/32               $  3/16
           Second Quarter ended March 31                          1                 13/64
           Third Quarter ended June 30                        17/32                   1/4
           Fourth Quarter ended September 30                  11/32                  1/32

ITEM 6. SELECTED FINANCIAL DATA.

        The information required by this Item is incorporated by reference from that section of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000, titled "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is incorporated by reference from that section of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000, titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this item is incorporated by reference from that section of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000, titled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is incorporated by reference from the Financial Statements and Supplementary Data included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information with respect to the executive officers and directors of the Company.

        Name            Age                            Position
---------------------   -----   -------------------------------------------------------
Joseph A. Cannon         51     Chairman of the Board and Chief Executive Officer

Ken C. Johnsen           42     Executive Vice-President, Secretary, General Counsel,
                                and Director

Dennis L. Wanlass        51     Vice-President, Treasurer, and Chief Financial Officer

Timothy R. Clark         36     Vice-President of Operations and Customer Services,
                                Geneva Steel, LLC

Carl E. Ramnitz          53     Vice-President of Human Resources, Geneva Steel, LLC

Murray Drabkin           72     Director

Albert Fried, Jr.        70     Director

John T. LaMacchia        59     Director

Frank T. MacInnis        54     Director

Donald R. Shepherd       64     Director

R. J. Shopf              66     Director

A. Stanley West          64     Director

Michael T. Yonker        57     Director

        The following sets forth the background of each of the Company's executive officers and directors, including the principal occupation of those individuals for the past five years:

        JOSEPH A. CANNON has been a director of the Company since its inception in February 1987, and has served as Chairman of the Board of Directors from March 1987 to the present. Mr. Cannon served as President from July 1987 to May 1991 and as Chief Executive Officer from July 1987 to July 1991. Following an absence from July 1991 to October 1992, Mr. Cannon returned to the Company as Chief Executive Officer and currently serves in such capacity. From February 1985 to September 1987, Mr. Cannon was engaged in the private practice of law with Pillsbury, Madison & Sutro in its Washington, D.C. office, specializing in environmental law. From May 1981 to February 1985, he was employed in various capacities by and became Assistant Administrator of the Environmental Protection Agency. As Assistant Administrator, Mr. Cannon was responsible for the development, implementation and enforcement of federal air quality and radiation regulations throughout the United States. Mr. Cannon currently serves s a director of the American Iron and Steel Institute ("AISI") and as a member of the North American Steel Council. AISI is the premier industry association for steel companies in the United States, Canada and Mexico. He also serves on AISI's policy and planning committee.

        KEN C. JOHNSEN has been Executive Vice-President and General Counsel since November 1997, and has served as Secretary since February 1992. He became a director in February 1998. He served as Vice-President and General Counsel from November 1991 to November 1997 and as Manager of Special Projects from February 1991 through October 1991. From 1986 to 1991, Mr. Johnsen was engaged in the private practice of law with Parr Waddoups Brown Gee & Loveless, specializing in corporate counseling and civil litigation. Mr. Johnsen received his law degree from Yale Law School and a B.A. degree in Finance from Utah State University. Mr. Johnsen serves on several AISI committees.

        DENNIS L. WANLASS has been Vice-President, Treasurer and Chief Financial Officer of the Company since September 1989 and was Controller of the Company from January 1988 to September 1989. Before joining the Company, Mr. Wanlass was employed by Eastman Christensen, then a joint venture of Norton Company and Texas Eastern, in various accounting and financial capacities. From 1970 to 1975, he was employed by KPMG, an international accounting and consulting firm. Mr. Wanlass has a B.S. in Accounting from the University of Utah and is a certified public accountant. Mr. Wanlass serves on the AISI finance and tax policy committee.

        TIMOTHY R. CLARK has been Vice-President of Operations and Customer Service since April 1999. He has been employed by the Company since 1993 in several positions, including Vice-President of Manufacturing, Project Manager of Plate Finishing and Shipping, Director of Corporate Communications, Director of Delta Project and Assistant to the President. Mr. Clark obtained a B.A. from Brigham Young University, an M.A. from the University of Utah and a Ph.D. from Oxford University.

        CARL E. RAMNITZ has been Vice-President of Human Resources since October 1988 and was Vice-President of Human Resources and Public Affairs of the Company from September 1987 to September 1988. Prior to joining the Company, he was employed by USX Corporation for 18 years in various employment and labor related capacities, most recently as Manager of Employee Relations for the Geneva Steel plant before it was acquired by the Company and for USX Corporation's Pittsburgh, California, steel plant. Mr. Ramnitz serves on the AISI labor policy committee.

        MURRAY DRABKIN is a nationally-known lawyer with extensive experience in both business and government. He has served as counsel to the Committee on the Judiciary of the United States House of Representatives, as an advisor to state and local governments on fiscal matters, and as Special Assistant to Mayor John
V. Lindsay of New York in charge of the City's federal programs. Mr. Drabkin's law practice has dealt primarily with corporate financial matters. Mr. Drabkin has served on several boards of directors, including a national hotel chain and various philanthropic organizations. Mr. Drabkin is a graduate of the Harvard Law School and Hamilton College. He currently serves as President of the Harvard Club of Washington, D.C. He served as a Lieutenant Commander in the United States Navy.

        ALBERT FRIED, JR. has been a Managing Member of Albert Fried & Company, LLC and Buttonwood Specialists, LLC (name change in 1992) for the last 38 years and is a member of the New York Stock Exchange, Inc. Mr. Fried was Chairman of the Board of Portec, Inc. a New York Stock Exchange listed Company from October 1989 to June 1998. He has been a Director of EMCOR Group, Inc., a New York Stock Exchange listed company since December 1994. Mr. Fried is a Trustee of The New York Racing Association, Inc., appointed by Governor George E. Pataki; President and Trustee of The Fried Foundation, Co-Founder, Director and Past President of The Charles A. and Anne Morrow Lindbergh Fund, Co-Founder and Chairman of The Centurion Foundation, Director of The Trooper Foundation - State of New York, and a Director of The Advisory Council of the Johnson Graduate School of Management at Cornell University. Mr. Fried graduated from Cornell University with a Bachelor of Arts in Finance in June 1952 and Cornell Graduate School of Business and Public Administration with a Masters in Business Administration in June 1953. He served as a Captain in the U.S. Air Force.

        JOHN T. LAMACCHIA retired as President and Chief Executive Officer of Cincinnati Bell Inc. in February 1999, after 33 years in the telecommunications industry. In December 1998, just prior to his retirement, he split Cincinnati Bell into two NYSE companies: Convergys and Broadwing (name change in 1999). From May 1999 to May 2000, as President, Chief Executive Officer, and a director of CellNet Data Systems, he led the company through a financial restructuring and sale to Schlumberger in a Chapter 11 bankruptcy proceeding. He is currently a member of the Board of Directors of Broadwing (telecommunications services), Kroger (food retailing), and Burlington Resources (gas and oil exploration and production), all NYSE-listed companies. Mr. LaMacchia graduated from Catholic University with a B.A. degree in Electrical Engineering and, in 1963, with a Ph.D. degree in Physics. He also obtained a J.D. degree from the Indiana University School of Law in 1976. Mr. LaMacchia is a Trustee of the University of Cincinnati Foundation.

        FRANK T. MACINNIS is the Chairman and Chief Executive Officer of EMCOR Group, Inc. and has more than 25 years of experience in the international construction and facility management industry. Mr. MacInnis is a graduate of the University of Alberta Law School. His law practice included specialties in construction and hospital law. In 1975 Mr. MacInnis began his construction career in Tehran, Iran as an officer of Paris-based Spie Batignolles S.A. The following years included postings and construction projects in such diverse locations as Baghdad, Bangkok, the United

Arab Emirates, and London, England. In 1981 he was named Chairman and Chief Executive Officer of H.C. Price Construction, a continent-wide builder of large diameter oil and gas pipelines. He participated in the construction of several premier oil and gas development projects. During this period, he founded a pioneering company in the new field of horizontal directional drilling. He later served as the Chairman of Comstock Group, Inc., a New York-based construction group, then joined JWP, Inc. in early 1994 and successfully managed its reorganization and emergence from Chapter 11. EMCOR Group, Inc., is the successor company to JWP, and one of the world's largest electrical and mechanical constructors and facilities services providers. Mr. MacInnis also serves as a member of the Board of Directors of The Williams Companies, The Greater New York Chapter of the March of Dimes and Withit.com.

        DONALD R. SHEPHERD graduated from the University of Michigan in 1958 with a B.B.A. degree. He spent the next 37 years in the investment management business until retirement in 1995. From 1972 to 1995, he worked at Loomis, Sayles & Company where he was CEO and Chief Investment Officer (1990-1995) and Chairman (1992-1995). Mr. Shepherd is also a director of Advantica Restaurant Group and HVIDE Marine Corp. During the last five years, he has served on the boards of Scripps Research Institute, San Diego Hospice and Rancho Coastal Humane Society and has served on numerous advisory committees at the University of Michigan.

        R.J. SHOPF has been a director of the Company since September 1989 and served as an independent advisor to the Company from March 1988 to September 1989. Since January 2000, Mr. Shopf has served as Chairman of the Board, Senior Vice-President and Chief Restructuring Officer of The Babcock & Wilcox Company, a wholly-owned subsidiary of McDermott International, Inc., a NYSE-listed company. Mr. Shopf was a director of Qualitech Steel from August 1999 through November 2000. He is also the President of Southwest Business Associates, a consulting company (a position which he previously held from 1984 to February 1988, and from January 1989 to October 1992). Mr. Shopf served as President and Chief Executive Officer of Pioneer Chlor Alkali, Inc. ("Pioneer") from August 1993 until August 1994 and as President of Imperial West Chemical Company, an affiliate of Pioneer, from January 1992 until August 1994, and as President of All Pure Chemical Company, also an affiliate of Pioneer, from October 1992 until August 1994. Mr. Shopf obtained an MBA degree from the Harvard Graduate School of Business Administration in 1959 and a B.S. degree from Massachusetts Institute of Technology in 1956.

        A. STANLEY WEST is a 41-year veteran of the iron and steel industries. Mr. West joined Cleveland Cliffs in 1967 as Director of Information Systems following nine years experience with U.S. Steel in its Pittsburgh Steelmaking operations. He was named Manager of project Development in 1978; Vice-President of Project Development in 1983; Senior Vice-President of Sales in 1986 and Senior Vice-President of Sales and Commercial Planning in 1998. He earned his bachelor of science degree with honors at West Virginia University, attended the Graduate School of Business at the University of Pittsburgh and earned his master's degree in business administration from Case Western Reserve University in Cleveland. He is a member of the American Iron and Steel Institute, American Iron Ore Association and the Iron and Steel Society of the America Institute of Metallurgical Engineers. He served as an officer in U.S. Army.

        MICHAEL T. YONKER, retired as president and CEO of Protec, Inc. in 1998. Mr. Yonker led the company successfully through a turn around, resulting in improved operations and ultimately the sale of the business. From 1982 to 1989, Mr. Yonker served as Vice-President of Drive Division, an LBO company formed by FMC's Power Transmission Group. During the period 1971-1981, Mr. Yonker served in different management capacities with FMC Corporation. He is currently a member of the board of directors of Modine Manufacturing Company (parts manufacturers for automotive and industrial markets) and Woodward Governor Company (fuel control systems). Mr. Yonker received B.S. and M.S. degrees in mechanical engineering from Michigan State University and Stanford University, respectively. In 1971, he received his Masters of Business Administration from the Harvard Business School.

        Prior to the effective date of the reorganization plan, the board of directors of Old Geneva consisted of Joseph A. Cannon, Ken C. Johnsen, R. J. Shopf, Alan C. Ashton, K. Fred Skousen, Kevin S. Flannery, and Gregory T. Hradsky. The term of each of these directors expired January 3, 2001. Messrs. Cannon, Johnsen, and Shopf will serve on the board of directors of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

        The compensation of Joseph A. Cannon, the Company's Chief Executive Officer, the four other most highly paid executive officers serving at September 30, 2000, and one additional individual who was not an executive officer at the end of the fiscal year (collectively, the "Named Executive Officers") is discussed in the following tables and in a report from the compensation committee of the Board of Directors. The identified positions reflect the titles held by the individuals in Old Geneva. Each also holds the same position in the Company, except Mr. Ramnitz, who will serve as the Vice-President of Human Resources of Geneva Steel, LLC, Mr. Clark, who will serve as the Vice-President of Customer Service of Geneva Steel, LLC, and Mr. Brown, who is no longer an employee of the Company.

SUMMARY COMPENSATION TABLE

        The following table sets forth, for the fiscal years ended September 30, 2000, 1999 and 1998, the compensation paid to the Named Executive Officers.


                                                                                       Long Term Compensation
                                                                                ----------------------------------
                                                 Annual Compensation                    Awards            Payouts
                                         ----------------------------------     ---------------------     --------     --------
          (a)                  (b)          (c)         (d)           (e)         (f)          (g)          (h)          (i)
                                                                     Other                  Securities
                                                                     Annual    Restricted   Underlying                 All Other
                                                                    Compen-      Stock       Options/       LTIP        Compen-
       Name and                           Salary       Bonus       sation(1)    Award(s)       SARs       Payouts       sation
  Principal Position          Year        ($)(1)       ($)(2)         ($)        ($)(3)        (#)          ($)         ($)(4)
-----------------------     --------     --------     --------     --------     --------     --------     --------     --------
Joseph A. Cannon                2000     $487,708     $ 39,438     $     --           --     $     --           $-     $ 17,096
   Chief Executive              1999      482,748           --       13,292           --           --           --       19,563
   Officer                      1998      487,724       44,201       12,430           --       68,771           --       17,980

Ken C. Johnsen                  2000      275,002       22,240           --           --           --           --       16,930
   Executive Vice-              1999      271,076           --        8,859           --           --           --       19,453
   President, Secretary         1998      275,010       24,455        9,073           --       31,589           --       16,724
   and General Counsel

Dennis L. Wanlass               2000      196,274       15,871           --           --           --           --       17,939
   Vice-President,              1999      194,505           --        7,122           --           --           --       18,716
   Treasurer and Chief          1998      196,275       17,788        5,757           --       29,627           --       17,837
   Financial Officer

Carl E. Ramnitz                 2000      173,836       14,062           --           --           --           --       18,162
   Vice-President of            1999      172,073           --        3,466           --           --           --       16,850
   Human Resources              1998      173,838       15,615          474           --       22,383           --       20,391

Timothy R. Clark                2000      140,010       11,323           --           --           --           --       11,874
   Vice-President of            1999      137,598           --           --           --           --           --       12,493
   Operations and               1998      140,005       12,559           --           --       22,000           --       13,228
   Customer Service

Birchel S. Brown(5)             2000      320,628       11,949       25,732                        --           --       15,106
   Vice-President of            1999       21,497           --           --           --           --           --        1,822
   Operations                   1998           --           --           --           --           --           --           --


                     (footnotes contained on following page)

-------------------------

(1) Includes compensation deferred or accrued at the election of the Named Executive Officer under the Company's Management Employee Savings and Pension Plan (the "Management Plan").

(2) Represents payments under the Company's Performance Dividend Plan in such years. Amounts for fiscal years 2000 and 1998 represent only Performance Dividend Payments payable to all management and union employees based upon the Company's volume of product shipments. No discretionary bonuses were paid

(3) None of the Named Executive Officers received any restricted stock awards during the three years presented, nor did any of them hold any such stock as of September 30, 2000.

(4) Includes contributions made by the Company pursuant to the Management Plan and the dollar value of premiums paid by the Company pursuant to the Company's split dollar life insurance plan. For fiscal year 2000, such amounts were as follows: Joseph A. Cannon, $13,185 Company contributions, $3,281 insurance premiums; Ken C. Johnsen, $14,800 Company contributions, $2,130 insurance premiums; Dennis L. Wanlass, $14,789 Company contributions, $3,150 insurance premiums; Carl E. Ramnitz, $14,550 Company contributions, $3,612 insurance premiums and Timothy R. Clark, $11,874 Company contributions.

(5) Mr. Brown was not an officer at September 30, 2000. The compensation reflected for the year ended September 30, 2000, includes a severance payment in the amount of $155,000.

OPTION GRANTS IN LAST FISCAL YEAR

        The Company made no grants of stock options or stock appreciation rights to the Named Executive Officers during the fiscal year ended September 30, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

        The following table sets forth information with respect to the exercise of options to acquire shares of Old Geneva's Class A Common Stock by the Named Executive Officers during the fiscal year ended September 30, 2000, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on September 30, 2000. On the effectiveness of Old Geneva's reorganization plan on January 3, 2001, all rights in these options were extinguished.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         (a)                 (b)              (c)             (d)                 (e)
                                                           Number of
                                                           Securities           Value of
                                                           Underlying         Unexercised
                                                          Unexercised         In-the-Money
                                                        Options/SARs at     Options/SARs at
                           Shares                          FY End (#)          FY End ($)
        Name              Acquired                        Exercisable/        Exercisable/
                       on Exercise(#)  Value Realized($)  Unexercisable      Unexercisable
---------------------- --------------- ---------------- ----------------- -----------------
Joseph A. Cannon             -               $0          141,600/51,171          $0/$0

Ken C. Johnsen               -                           125,200/23,389

Dennis L. Wanlass            -                           83,000/19,627

Carl E. Ramnitz              -                           63,400/16,483

Timothy R. Clark             -                             44,000/500

EXECUTIVE COMPENSATION

        As part of the plan of reorganization of Old Geneva, the Bankruptcy Court approved a management incentive compensation program pursuant to which management was granted options to acquire common stock of the Company equal to 5% of the fully diluted equity of the Company, subsequent to the completion of the Company's rights offering. Of this percentage, Joseph A. Cannon will receive options to acquire 1.9% of the equity of the Company; Ken C. Johnsen, 1.4%; Timothy R. Clark, .6%; Carl E. Ramnitz, .4%; Dennis Wanlass, .4%; and Marcus Phillips, .3%. These options vest 25% on grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of 10 years from the date in which they vest. The exercise price will be based on the lower of the initial trading price of the common stock subsequent to the effective date or $15.43 per share.

        The Named Executive Officers who continued their employment through the consummation of the reorganization plan, Messrs. Cannon, Johnsen, Wanlass, Ramnitz, and Clark, earned an emergence bonus equal to 50% of their annual base salary. This bonus is paid 50% in cash and 50% in shares of common stock, except for Mr. Cannon, who will receive all of his bonus in shares of common stock. The number of shares of common stock to be delivered to each of the foregoing will be determined based on the average closing trading price for the common stock during the 30 days subsequent to the consummation of the reorganization plan, as reported by Nasdaq.

DIRECTORS COMPENSATION

        Directors who are not employees of the Company are paid a director's fee of $40,000 per year for serving on the Board of Directors, $2,000 per year for serving as chairman of any committee, $1,000 for each Board meeting attended, $750 for each telephonic board meeting, and $500 for each committee meeting attended. Directors may also be compensated for other services rendered to the Company. In addition, it is anticipated that a board of directors stock option plan will be implemented, but this matter is still under discussion. All directors are also reimbursed by the Company for travel and related expenses incurred in attending all Board and committee meetings. It is anticipated that the board will adopt a plan under which options will be granted to board members, but the terms of such plan have not been fixed to date.

COMPENSATION COMMITTEE REPORT

        This Report of the Compensation Committee (the "Committee") of the Board of Directors describes the overall compensation goals and policies applicable to the executive officers of Old Geneva, including the bases for determination of the compensation of executive officers for fiscal year 2000. The Report also discusses the setting of 2000 compensation of Mr. Cannon. The term "Executive Officers" is used below to refer to the executive officers of Geneva other than Mr. Cannon.

        Composition and Functions of the Committee. The Compensation Committee of the Board of Directors of Old Geneva was comprised entirely of independent, nonemployee directors. Subject to any action which may be taken by the full Board of Directors, the Board of Old Geneva delegated to the Committee the authority:

             1. To determine the compensation of Joseph A. Cannon, Chairman of the Board and Chief Executive Officer of Old Geneva, including discretionary bonuses;

             2. To approve, upon recommendations by Mr. Cannon, the compensation arrangements of Executive Officers of Old Geneva, including the Named Executive Officers identified in the Summary Compensation Table above; and

             3. To carry out the duties and responsibilities of the Board of Directors regarding Old Geneva's other compensation plans, including administering and making awards under Old Geneva's option plans to Mr. Cannon, the Executive Officers and other managers and key employees of Old Geneva.

        Compensation Philosophy and Objectives. The Committee of Old Geneva believed that compensation of Old Geneva's executive officers should be set at a competitive level and be based upon Old Geneva's overall financial performance, achievement of strategic goals, and individual performance, with a view toward increasing the value of

Old Geneva. Within this overall philosophy, the following principles guided Old Geneva's compensation policies for executive officers:

             1. Provide competitive levels of compensation to enable Old Geneva to attract and retain experienced, talented executive officers;

             2. Compensate executive officers based on Old Geneva's progress toward achievement of its short and long-term strategic and financial goals;

             3. Compensate executive officers based on the performance of the individual executive officer, and his contribution to Old Geneva's performance; and

             4. Maintain and strengthen the incentive for executive officers to increase the value of Old Geneva.

The Committee believed that adherence to these objectives was essential to attracting and retaining highly-qualified officers whose contributions are necessary for the growth and success of Old Geneva. The Compensation Committee has also relied on compensation surveys of executives with comparable responsibilities at peer companies. These surveys were prepared at periodic intervals by a compensation consulting firm. Information concerning the specific implementation of these policies in the 2000 compensation arrangements of the Executive Officers and Mr. Cannon is provided below.

        Annual Salaries. Salaries of Executive Officers were generally reviewed on an annual basis at the end of the fiscal year and adjustments made based on the Committee's subjective evaluation of the individual's performance and the Company's performance, taking into account both qualitative and quantitative factors. Among the factors considered by the Committee were the recommendations of Mr. Cannon and the importance of retaining key Executive Officers. Subject to Board approval, the Committee made compensation decisions concerning the Executive Officers. Salary levels for fiscal year 2000 were not increased because, in the Committee's judgment, increases were not appropriate in light of the Company's financial situation. The Committee also concluded that, in light of the Company's Chapter 11 filing and the need to retain its Executive Officers through a critical period in the Company's history, a decrease in salary levels was not appropriate despite the financial performance of Old Geneva.

        Incentive Bonuses. In fiscal 2000, Old Geneva made awards under the Performance Dividend Plan (the "Performance Plan") established in June 1993. The Performance Plan provides for the monthly payment of additional cash compensation as a percentage of base compensation to all management employees based upon Old Geneva's product shipments. Cash payments made to Executive Officers under the Performance Plan were determined according to the same formula used to determine payments to all other management employees. No discretionary bonuses were paid to any Executive Officers.

        Stock Options. Old Geneva's Incentive Plan and Key Employee Plan permitted the award of options to purchase Class A Common Stock to executive officers, managers and key employees. The award of stock options was intended to align the interests of Executive Officers with the shareholders by providing the Executive Officers with an incentive to bring about increases in the price of Class A Common Stock. Old Geneva's general policy was to award options to purchase Class A Common Stock at a price that equals or exceeds market price on the date of grant. Accordingly, the Executive Officers derived a financial benefit from an option only if the price of Class A Common Stock increased. Realization of the value provided through the options generally required the Executive Officer to remain employed by Old Geneva until the options vested. Historically, options vested at the rate of 40% of the underlying shares at the end of two years following the grant and an additional 20% each year thereafter. The Committee modified the vesting schedule of options granted in fiscal 1997 and 1998 so that 50% became vested after one year and the balance after two years. The modification to the vesting schedule was made in recognition of the historical volatility of Old Geneva's Common Stock and a desire to increase the incentive represented by the grant of stock options to Executive Officers. The options were generally exercisable for ten years from the date of grant at a price equal to 100% of the fair market value of the underlying shares on such date.

        In fiscal 2000, Old Geneva made no awards of options to purchase Class A Common Stock to Executive Officers of Old Geneva. Given Old Geneva's Chapter 11 filing, the Compensation Committee determined that the granting of options would not be appropriate at that time.

        In connection with Old Geneva's Chapter 11 proceeding, the Compensation Committee formulated and adopted a Key Employee Retention Program (the "Program," which was approved by Old Geneva's Board of Directors. The Program covered the Executive Officers (which for purposes of the Program included the corporate controller) and approximately 30 other employees. The purpose of the program was to encourage the covered employees to remain with Old Geneva through its emergence from Chapter 11. The Committee determined that the Program was in the best interest of Old Geneva because of the need to retain a strong management team and continuity throughout the pendency of the proceeding. The Program was designed to accomplish this purpose through payment of an emergence bonus and the provision of certain severance protection. These benefits were intended to encourage employees to remain with Old Geneva despite the personal and career uncertainties created by the bankruptcy filing. The Program provided a severance benefit of 50% of annual salary to Executive Officers terminated without cause prior to consummation of a plan of reorganization and a benefit of 75% of annual salary if terminated within 90 days after consummation of the plan. Executive officers who remained with the Company through consummation of the Plan of Reorganization received an emergence bonus of 50% of annual salary, payable 50% in cash and 50% in stock of the Company (Mr. Cannon's bonus was paid 100% in stock). Employees, other than the Executive Officers who remained with Old Geneva received an emergence bonus equal to 25% of annual salary payable in cash.

        Compensation of Chief Executive Officer. For the reasons discussed above with respect to the Executive Officers, there was no increase or decrease in Mr. Cannon's base salary in fiscal 2000. During the 2000 fiscal year, Mr. Cannon received additional compensation pursuant to the Performance Dividend Plan, based upon the formula applicable to all Executive Officers and management employees. Mr. Cannon was not granted options for the purchase of shares of Class A Common Stock for the reasons stated above with respect to the Executive Officers. Mr. Cannon did not receive a discretionary bonus.

        Other Compensation Plans. Old Geneva maintained insurance and retirement agreements with certain of its Executive Officers and managers, including Mr. Cannon and the Named Executive Officers, which provided for payment of a death benefit (net of premiums paid and recovered by Old Geneva) to a designated beneficiary or for payment of a retirement benefit upon reaching age 62. Old Geneva also had a number of other broad-based employee benefit plans in which Executive Officers participated on the same terms as other employees meeting the eligibility requirements, subject to any legal limitations on amounts that may be contributed to or benefits payable under the plans.

        Submitted by the Compensation Committee of the Board of Directors of Old
Geneva:

               R.J. Shopf
               K. Fred Skousen
               Alan C. Ashton

PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total shareholder return on the Company's Class A Common Stock, calculated on a dividend reinvested basis, from September 30, 1995 through September 30, 2000, compared with the S&P 500 Index and a peer group based on United States participants in steel works, furnaces and rolling and finishing mills, SIC Code 331.

                                     [GRAPH]

        Graphical representation of total shareholder return on the Company's Class A Common Stock as compared with S&P 500 Index and peer group with the following data points:

                                  SEP-95   SEP-96   SEP-97   SEP-98   SEP-99  SEP-00
--------------------------------------------------------------------------------------
Geneva Steel Company             $100.0   $ 39.7   $ 46.0   $ 15.9   $  3.7   $  0.6
--------------------------------------------------------------------------------------
S&P(R) 500 Stocks                $100.0   $120.3   $169.2   $185.1   $236.3   $268.9
--------------------------------------------------------------------------------------
NYSE Stocks (SIC 3310 -- 3319
US Companies) Steel Works,
Blast Furnaces, and Rolling and
Finishing Mills                  $100.0   $103.5   $163.4   $126.4   $121.3   $101.1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information as of January 3, 2001, with respect to the beneficial ownership of shares of the common stock of the Company by each person known by the Company to be the beneficial owner of more than 5% of the common stock, by each director, by each of the Named Executive Officers, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed based on 6,760,659 shares of common stock outstanding. The number may increase depending on the amount of disputed claims approved by the bankruptcy court.

                                            Beneficial Ownership as of
                                                 January 3, 2001*
                                          -------------------------------
                                          Number of       Percentage of
NAME AND ADDRESS OF BENEFICIAL OWNER       Shares       Class Outstanding
------------------------------------      ---------     -----------------
Albert Fried & Company, LLC(1)(2)         1,087,379            16.1%
40 Exchange Place, 5th Floor
Suite 512
New York, New York 10005

Loomis Sayles & Co., Inc.(2)                948,494            14.3%
One Financial Center
Boston, MA 02111

NAME OF DIRECTOR

Joseph A. Cannon(3)                          51,230              **

Ken C. Johnsen(3)                            30,560              **

R. J. Shopf                                       0             0.0%

Frank T. MacInnis                                 0             0.0%

Murray Drabkin                                    0             0.0%

Albert Fried, Jr.(4)                      See Albert Fried & Company above

A. Stanley West                                   0             0.0%

John LaMacchia                                    0             0.0%

Donald R. Shepherd                                0             0.0%

Michael T. Yonker                                 0             0.0%

ALL DIRECTORS AND OFFICERS AS A GROUP
(13 PERSONS)(3)(4)                        1,203,542            17.5%


-------------------------

* Beneficial ownership as a percentage of the class for each person holding options exercisable within 60 days has been calculated as though shares subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

**  Less than 1% of outstanding shares.

(1) Albert Fried & Company, LLC, also provided a portion of the Term Loan to the Company. In connection with this financing, Albert Fried & Company, LLC is entitled to receive an additional $1,400,860 worth of common stock. Of this amount, $885,790 will be paid by the issuance of shares within 35 days of the loan date, using the average closing price of the common stock during the first 30 days subsequent to the loan. The remaining $515,070 will be paid on the fourth anniversary of the loan date based on the average closing price for the 30 days of trading immediately prior to the fourth anniversary. These shares are not reflected in the foregoing table since the number of shares have not been determined.

(2) Albert Fried & Company, LLC, and Loomis Sayles & Co., Inc., each holds rights to acquire shares of the Company's Class A Convertible Preferred Stock. The preferred stock, if issued, can be converted to common stock on a share-for-share basis, at the election of the holder. Albert Fried & Company, LLC, holds the right to acquire up to 355,284 shares of preferred stock and Loomis Sayles & Co., Inc., holds the right to acquire up to 309,905 shares of preferred stock. In addition, both entities could acquire additional shares of Class A Convertible Preferred Stock in the event that other holders of rights do not fully exercise their rights. These shares are not reflected in the foregoing table.

(3) Pursuant to a management incentive compensation program approved by the bankruptcy court, on completion of the reorganization plan, certain members of management were granted options to acquire an aggregate of

    5% of the fully diluted equity of the Company which included shares issued in the rights offering of the Company's Class A Convertible Preferred Stock and shares issued under the retention agreement described below. Until this offering is completed, the number of shares subject to these options will not be known. Of this percentage, Joseph A. Cannon will receive an option to acquire 1.9% of the equity of the Company; Ken C. Johnsen, 1.4%; Timothy R. Clark, .6%; Carl E. Ramnitz, .4%; and Dennis L. Wanlass, .4%. These options vest 25% at the effective date of the plan of reorganization (January 3, 2001) and 25% on the first, second, and third anniversaries of that date. The exercise price will be the lower of $15.43 per share or the initial trading price of the common stock of the Company. The shares indicated are the vested portion of the approximate minimum number of shares subject to options, if no shares of Class A Convertible Preferred Stock are issued. In addition, Messrs. Cannon, Johnsen, Wanlass, Ramnitz, and Clark have the right to receive an undetermined number of shares of common stock according to a retention agreement approved by the Bankruptcy Court equal to 25% of their annual base salary for Messrs. Johnsen, Wanlass, Ramnitz, and Clark and 50% of his annual base salary for Mr. Cannon. The number of shares will be fixed based on the average closing price for the common stock of the Company as reported by Nasdaq during the 30 days subsequent to the consummation of the reorganization plan.

(4) Mr. Fried may be deemed to be an indirect managing member of Albert Fried & Company, LLC, which is the record holder of the shares indicated. Mr. Fried is deemed to be the beneficial owner of such shares under applicable SEC guidelines.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Albert Fried & Company LLC is a participant in a portion of the Term Loan to the Company in the principal amount of $9,842,105. In connection with the financing, Albert Fried & Company, LLC is entitled to receive $1,400,860 worth of common stock of the Company. Of this amount, $885,790 will be paid by the issuance of shares within 35 days of the loan closing. The number of shares to be issued will be determined by using the average closing price of the common stock during the first 30 days subsequent to the loan closing. The remaining $515,070 will be paid by the issuance of common stock on the fourth anniversary of the loan closing, the number of shares to be determined using the average closing price for the 30 days of trading immediately prior to the fourth anniversary. If approved by the Board of the Company, Albert Fried & Company, LLC in connection with the financing, will also receive an option to acquire the Williams Farm property, which consists of approximately 76 acres located near the Company's Vineyard facilities and which is not currently used in the ongoing operations of the Company. The option price is $1 million and can be exercised subsequent to one year after the loan and closing and prior to December 1, 2006. Notwithstanding the foregoing, this option will not be exercisable unless the closing price of common stock of the Company is below $3 per share for five days during any ten consecutive trading days during the period beginning 30 days subsequent to the loan closing and ending on the expiration of the option. The Company believes the fair market value of this property to be between $3.4 and $5.4 million. Albert Fried & Company, LLC holds approximately 15.2% of the issued and outstanding common stock of the Company. Albert Fried, who controls Albert Fried & Company, LLC, is a director of the Company.

        Albert Fried & Company, LLC also provided a short-term loan to the Company in the amount of $3.5 million pursuant to an agreement dated December 22, 2000. The proceeds of this loan were used to meet necessary operating expenses of the Company prior to the completion of its plan of reorganization. This loan was repaid from the proceeds of the revolving credit facility at the time of the consummation of the plan of reorganization on January 3, 2000. Albert Fried & Company, LLC was paid loan commitment fees of $275,000 in connection with this transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

        (a) Documents Filed:

             1. Financial Statements. The following Financial Statements of the Company and Report of Independent Public Accountants included in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000, are incorporated by reference in Item 8 of this
        Report:

             -      Report of Independent Public Accountants

             -      Balance Sheets at September 30, 2000 and 1999

             - Statements of Operations for the years ended September 30, 2000, 1999 and 1998

             - Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2000, 1999 and 1998

             - Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

             -      Notes to Financial Statements

             2. Financial Statement Schedule. The following Financial Statement Schedule of the Company for the years ended September 30, 2000, 1999, and 1998, is filed as part of this Report and should be read in conjunction with the Company's Financial Statements and Notes thereto:

                    Schedule                                                  Page
                    --------                                                  ----
                    II - Valuation and Qualifying Accounts                     39

             Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

        (b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2000. Subsequent to September 30, 2000, the Company filed a report on Form 8-K dated December 1, 2000, reporting the confirmation of its reorganization plan, a report on Form 8-K dated December 14, 2000, reporting certain amendments to the reorganization plan, and a report on Form 8-K dated January 5, 2001, reporting consummation of the reorganization plan.

        (c) Exhibits.

 EXHIBIT                                                                        INCORPORATED        FILED
   NO.                              EXHIBIT                                     BY REFERENCE      HEREWITH
----------------------------------------------------------------------------------------------------------
   3.1         Amended and Restated Certificate of Incorporation of Geneva                            X
               Steel Holdings Corp.

   3.2         Amended and Restated Bylaws of Geneva Steel Holdings Corp.                             X

   4.1         Specimen Certificate of the Company's common stock, par value                          X

 EXHIBIT                                                                        INCORPORATED        FILED
   NO.                              EXHIBIT                                     BY REFERENCE      HEREWITH
----------------------------------------------------------------------------------------------------------
               $0.01 per share                                                                        X

   4.2         Registration Rights Agreements by and between Albert Fried &
               Company, LLC and the Registrant, dated as of January 3, 2001

   10.1        Asset Sales Agreement between USX and the Registrant dated as         (1)
               of June 26, 1987, as Amended and Restated August 31, 1987

   10.2        Registration Rights Agreement among the signatories listed on         (1)
               the signature pages thereof and the Registrant dated November 6,
               1989

   10.3        License Agreement between ENSR Corporation and the Registrant         (1)
               dated December 8, 1988

   10.4        Amended and Restated Sales Representation Agreement between           (2)
               Mannesmann Pipe & Steel Corporation and the Registrant dated
               October 30, 1998

   10.5        Geneva Steel Key Employee Plan                                        (3)

   10.6        Amendment to Geneva Steel Key Employee Plan dated May 12,             (4)
               1991

   10.7        Form of Non-Statutory Stock Option Agreement                          (1)

   10.8        Management Employee Savings and Pension Plan, as Amended and          (5)
               Restated generally effective January 1, 1994, dated as of July 3,
               1995

   10.9        Amendment No. 1 to the Geneva Steel Management Employee               (6)
               Savings and Pension Plan, effective as of January 1, 1997, dated
               June 25, 1997

   10.10       Form of revised Executive Split Dollar Insurance Agreement            (7)

   10.11       Form of revised Executive Supplemental Retirement Agreement           (7)

   10.12       Union Employee Savings and Pension Plan, as Amended and               (8)
               Restated effective January 1, 1995, dated as of August 13, 1997

   10.13       Collective Bargaining Agreement between United Steelworkers           (2)
               of America and the Registrant ("Collective Bargaining Agreement")
               dated May 1, 1998

   10.14       Agreement between Union Carbide Industrial Gases, Inc. and            (3)
               the Registrant dated July 12, 1990, as amended August 3, 1990
               (the "Union Carbide Agreement")

   10.15       Amendment to the Union Carbide Agreement dated December 1,            (7)
               1992

   10.16       Oxygen Supply Agreement between Air Liquide America                   (8)

 EXHIBIT                                                                        INCORPORATED        FILED
   NO.                              EXHIBIT                                     BY REFERENCE      HEREWITH
----------------------------------------------------------------------------------------------------------
               Corporation and the Registrant dated June 10, 1997

   10.17       Coilbox License Agreement between Stelco Technical Services           (1)
               Limited and the Registrant dated August 23, 1989

   10.18       License Agreement for the K-OBM Process between Klockner              (1)
               Contracting and Technologies GmbH and the Registrant dated
               November 25, 1989

   10.19       Special Use Lease Agreement No. 897 between the State of Utah         (7)
               and the Registrant dated January 13, 1992 and Amendment thereto dated June 19, 1992

   10.20       Indenture dated as of January 15, 1994 between the Registrant         (9)
               and Bankers Trust Company, as Trustee, including a form of 9 1/2%
               Senior Note due 2004

   10.21       Indenture dated as of March 15, 1993 between the  Registrant         (10)
               and The Bank of New York, as Trustee, including a form of 11 1/8%
               Senior Note due 2001

   10.22       License Agreement relating to the desulfurization process             (1)
               between BS&B Engineering Company, Inc. and the Registrant dated
               March 1, 1990

   10.23       Lo-Cat7 Licensing Agreement between ARI Technologies, Inc.            (3)
               and the Registrant dated April 16, 1990

   10.24       Agreement relating to the closure of hazardous waste surface          (3)
               impoundments between USX Corporation, the Registrant and Duncan
               Lagnese Associates, Incorporated dated October 22, 1990

   10.25       Agreement for Sale and Purchase of Coke between the                  (11)
               Registrant and Pacific Basin Resources (a division of Oxbow
               Carbon and Minerals, Inc.) dated April 29, 1994 (the "Oxbow Coke
               Agreement")

   10.26       First Amendment to the Oxbow Coke Agreement dated April 11,          (12)
               1996

   10.27       Agreement for the Sale and Purchase of Coal between the              (13)
               Registrant and Oxbow Carbon and Minerals, Inc. dated February 19,
               1996, effective as of April 1, 1994

   10.28       Industrial Gas Supply Agreement between Air Liquide America          (14)
               Corporation and Geneva Steel dated June 8, 1995

   10.29       Geneva Steel Company 1996 Incentive Plan                             (15)

   10.30       Form of Employment Agreement between Registrant and Certain           (8)
               Executive Officers

 EXHIBIT                                                                        INCORPORATED        FILED
   NO.                              EXHIBIT                                     BY REFERENCE      HEREWITH
----------------------------------------------------------------------------------------------------------
   10.31       Loan and Security Agreement by and between Congress                  (16)
               Financial Corporation and Geneva Steel Company as Debtor and
               Debtor-in-Possession as Borrower, dated February 19, 2000

   10.32       Amendment No. 1 to Loan and Security Agreement by and                (17)
               between Congress Financial Corporation and Geneva Steel Company
               as Debtor and Debtor-in-Possession as Borrower, dated July 31,
               2000

   10.33       Letter Agreement between USX Corporation and Registrant              (18)
               related to Taconite Pellet Supply, dated December 16, 1999

   10.34       $110,000,000 Term Loan Agreement dated as of January 3, 2001,                          X
               among Geneva Steel LLC as Borrower and the Lender's and Citicorp
               USA, Inc., as Agent

   10.35       Credit Agreement dated as of January 3, 2001, among Geneva                             X
               Steel LLC as Borrower and the Lenders and Issuers and Citicorp
               USA, Inc., as Agent

   10.36       Bridge Loan Agreement between Geneva Steel Company and Albert                          X
               Fried & Company, LLC, dated December 22, 2000

   13          Selected portions of the Registrant's Annual Report to                                 X
               Shareholders for the year ended September 30, 2000 which are incorporated by reference in Parts II and IV of this Report

   22          Listing of Subsidiaries of the Registrant                                              X

   27          Financial Data Schedule                                                                X

------------------

        (1) Incorporated by reference to the Registration Statement on Form S-1 dated March 27, 1990, File No. 33-33319.

        (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended September 30, 1998.

        (3) Incorporated by reference to the Registration Statement on Form S-1 dated November 5, 1990, File No. 33-37238.

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

        (9) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

        (10) Incorporated by reference to the Registration Statement on Form S-4 dated April 15, 1993, File No. 33-61072.

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

        (16) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

        (17) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

        (18) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geneva Steel Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements incorporated by reference in Item 8 of this Form 10-K, and have issued our report thereon dated January 4, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Salt Lake City, Utah
January 4, 2001

                              GENEVA STEEL COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                             (Dollars in Thousands)


                                                    Additions
                                       Balance at   Charged to    Deductions,      Balance
                                       Beginning     Costs and      Net of         at End
Description                             of Year      Expenses     Recoveries       of Year
-----------                             -------       -------       -------        -------
Year Ended September 30, 2000
  Allowance for doubtful accounts       $10,912       $ 5,488       $(7,821)       $ 8,579
                                        =======       =======       =======        =======

Year Ended September 30, 1999
  Allowance for doubtful accounts       $ 6,411       $ 8,775       $(4,274)       $10,912
                                        =======       =======       =======        =======

Year Ended September 30, 1998
  Allowance for doubtful accounts       $ 4,564       $ 6,923       $(5,076)       $ 6,411
                                        =======       =======       =======        =======

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2001.

                                      GENEVA STEEL HOLDINGS CORP.


Dated:  January 11, 2001           By /s/ JOSEPH A. CANNON
                                      -----------------------------------------
                                      Joseph A. Cannon, Chairman of the Board
                                      and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  January 11, 2001           By /s/ JOSEPH A. CANNON
                                      -----------------------------------------
                                      Joseph A. Cannon, Chairman of the Board
                                      and Chief Executive Officer


Dated:  January 11, 2001           By /s/ KEN C. JOHNSEN
                                      -----------------------------------------
                                      Ken C. Johnsen, Executive Vice-President,
                                      Secretary, General Counsel, and Director


Dated:  January 11, 2001           By /s/ DENNIS L. WANLASS
                                      -----------------------------------------
                                      Dennis L. Wanlass, Vice-President of
                                      Finance, Treasurer and Chief Financial
                                      Officer


Dated:  January 11, 2001           By /s/ MURRAY DRABKIN
                                      -----------------------------------------
                                      Murray Drabkin, Director


Dated:  January 11, 2001           By /s/ ALBERT FRIED, JR.
                                      -----------------------------------------
                                      Albert Fried, Jr., Director


Dated:  January 11, 2001           By /s/ JOHN LAMACCHIA
                                      -----------------------------------------
                                      John LaMacchia, Director


Dated:  January 11, 2001           By /s/ FRANK T. MACINNIS
                                      -----------------------------------------
                                      Frank T. MacInnis, Director


Dated:  January 11, 2001           By /s/ DONALD R. SHEPHERD
                                      -----------------------------------------
                                      Donald R. Shepherd, Director


Dated:  January 11, 2001           By /s/ R. J. SHOPF
                                      -----------------------------------------
                                      R. J. Shopf, Director


Dated:  January 11, 2001           By /s/ A. STANLEY WEST
                                      -----------------------------------------
                                      A. Stanley West, Director


Dated:  January 11, 2001           By /s/ MICHAEL T. YONKER
                                      -----------------------------------------
                                      Michael T. Yonker, Director